Form 10QSB
period 1995-03-31
FWB BANCORPORATION
filed 1995-05-11
CIK 719488

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               Form 10-QSB

            QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended                 Commission File Number 0-16187
        March 31, 1995                                                _______
        ______________


                            FWB BANCORPORATION
                          ______________________
        (Exact name of small business issuer as specified in its charter)


        Maryland                                        52-1332050
       __________                                     _____________
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


               1800 Rockville Pike, Rockville, Maryland 20852
               ______________________________________________
                  (Address of principal executive offices)


                             (301) 770-1300
                            ________________
               (Issuer's telephone number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X            NO
           ___               ___

     At April 30, 1995, there were 3,241,783 shares of Common Stock, Par Value $.10 per share outstanding.


     Transitional Small Business Disclosure Format

     YES                 NO   X
          ___                ___

                           TABLE OF CONTENTS
                           _________________


PART I - FINANCIAL INFORMATION                                              PAGE
______________________________                                              ____


    Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets. . . . . . . . . . . . . . . . .        1
         Consolidated Statements of Income (Loss) . . . . . . . . . .        2
         Consolidated Statements of Cash Flow . . . . . . . . . . . .        3
         Consolidated Statements of Changes in Stockholder's Equity .        4
         Notes to Consolidated Financial Statements . . . . . . . . .        5

    Item 2 - Management's Discussion and Analysis

         Financial Condition  . . . . . . . . . . . . . . . . . .       6 - 10
         Results of Operations  . . . . . . . . . . . . . . . . .      10 - 12

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . .       13

    Item 2 - Changes in Securities. . . . . . . . . . . . . . . . . .       13

    Item 3 - Defaults Upon Senior Securities. . . . . . . . . . . . .       13

    Item 4 - Submission of Matters to a Vote of Security Holders. . .       13

    Item 5 - Other Information. . . . . . . . . . . . . . . . . . . .       13

    Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . .  13 - 14

    SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .       15

                             FWB BANCORPORATION
                         CONSOLIDATED BALANCE SHEET
                               (In thousands)

                                              (unaudited)          (audited)
                                               March 31,          December 31,
                                           1995        1994           1994
                                         _______      _______        _______
ASSETS
Cash and due from banks                  $ 1,630      $ 1,733        $ 1,567
Federal funds sold                         2,182        1,665             --

Investment securities:
  Available for sale - at fair value       2,495       10,005          2,244
  Held to maturity - at amortized cost     4,889           --          4,866
                                          ------       ------         ------
Total Investment Securities                7,384       10,017          7,110
                                          ______       ______         ______

Loans                                     29,354       23,026         27,002
  Less allowance for loan losses            (671)        (747)          (704)
                                          ______       ______         ______
Loans - net                               28,683       22,279         26,298
                                          ______       ______         ______

Property and equipment                       279          353            289
Other real estate owned, net               1,052        2,791          1,633
Accrued interest receivable                  290          225            429
Other assets                                 646          147          4,087
                                          ______       ______         ______

     TOTAL ASSETS                        $42,146      $39,210        $41,413
                                         =======      =======        =======

LIABILITIES
Non-interest bearing deposits            $ 9,229      $ 8,016        $ 8,850
Interest bearing deposits                 29,398       29,254         27,992
                                          ______       ______         ______

     Total deposits                       38,627       37,270         36,842
                                          ______       ______         ______

Accrued expenses and other liabilities       152          110            114
Federal funds purchased and securities
  sold under agreements to repurchase         --           --          1,352
                                          ______       ______         ______

     TOTAL LIABILITIES                    38,779       37,380         38,308
                                          ______       ______         ______

STOCKHOLDERS' EQUITY
Common stock - $.10 par value, shares
  authorized 7,500,000; shares
  outstanding 3,241,783; 2,758,833
  and 3,178,833 respectively                 324          276            318
Additional paid-in capital                 8,443        7,541          8,331
Accumulated deficit                       (5,010)      (5,153)        (5,081)
Net unrealized holding loss on
  investment securities                     (390)        (834)          (463)
                                          _______     _______        _______

      Total stockholders' equity           3,367        1,830          3,105
                                          _______     _______        _______

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                            $42,146     $39,210        $41,413
                                          =======     =======        =======


                              FWB BANCORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                 (unaudited)

                                                              For the Three
                                                               Months Ended
                                                                 March 31,
                                                            1995         1994
                                                           _____        _____
INTEREST INCOME:
  Interest and fees on loans                               $705         $517
  Interest on investment securities:
   U. S. Government, its agencies,and sponsored entities    113          174
  Interest on federal funds sold                             20            7
                                                           ____         ____
      Total interest income                                 838          698

INTEREST EXPENSE:
  Interest on certificates of deposit of $100,000 or more    15            8
  Interest on other deposits                                228          221
                                                           ____         ____
                                                            243          229
  Interest on federal funds purchased and securities
   sold under agreements to repurchase                        2            2
                                                           ____         ____
      Total interest expense                                245          231

NET INTEREST INCOME                                         593          467
PROVISION (RECOVERY) FOR LOAN LOSSES                        (30)         (50)
                                                           ____         ____
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           623          517
                                                           ____         ____

NON-INTEREST INCOME:
  Service charges on deposit accounts                        59           44
  Other income                                               47           29
                                                           ____         ____
      Total non-interest income                             106           73
                                                           ____         ____

NON-INTEREST EXPENSE:
  Salaries and employee benefits                            321          267
  Occupancy and equipment expense                           118          115
  Data processing services                                   47           44
  FDIC insurance                                             23           26
  Insurance                                                  10           32
  Legal fees                                                 37            6
  Other real estate owned expense                            34           44
  Other expenses                                             68           56
                                                           ____         ____
      Total non-interest expense                            658          590
                                                           ____         ____

INCOME (LOSS) BEFORE INCOME TAXES                            71            0
APPLICABLE INCOME TAX (BENEFIT)                              --           --
                                                           ____         ____
NET INCOME (LOSS)                                         $  71        $   0
                                                          =====        =====
EARNINGS PER COMMON SHARE:                                $0.09        $0.00


                             FWB BANCORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               (in thousands)
                                 (unaudited)

                                                  Additional                 Unrealized          Total
                                         Common     Paid-In    Accumulated  Holding (Loss)   Stockholders'
                                          Stock     Capital     (Deficit)    on Securities      Equity
                                        _______   __________   ___________  ______________   _____________
BALANCE AT DECEMBER 31, 1993            $   276   $   7,541    $(5,153)       $(192)         $ 2,472

 Net income for the three months
   ended March 31, 1994                      --          --         --           --               --

 Net change in unrealized depreciation
   on investment securities                  --          --         --         (642)            (642)
                                        _______   _________    _______        _____          _______
BALANCE AT MARCH 31, 1994               $   276   $   7,541    $(5,153)       $(834)         $ 1,830
                                        _______   _________    _______        _____          _______


BALANCE AT DECEMBER 31, 1994            $   318   $   8,331    $(5,081)       $(463)         $ 3,105

  Net income for the three
    months ended March 31, 1995              --          --         71           --               71


Issuance of common stock
  at $2.00 per share                          6         112         --           --              118

  Net change in unrealized appreci-
    ation on investment securities           --          --         --           73               73
                                        _______   _________    _______        _____          _______

BALANCE AT MARCH 31, 1995               $   324   $   8,443    $(5,010)       $(390)         $ 3,367
                                        =======   =========    ========       ======         =======

                            FWB BANCORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                      For Three Months Ended
                                                             March 31,
                                                      1995              1994
                                                     _____             _____
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   71            $  --
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                         25               27
    Accretion and amortization of securities             (3)              (1)
    Provision for loan losses                           (30)             (50)
    Net realized (gain) loss from sales of assets        --               (1)
    Other real estate owned - write downs                30               50
    Net changes in:
      Accrued interest receivable                       139              112
      Prepaid expenses and other assets                  (9)             (15)
      Accrued expenses and other liabilities             38               40
      Other - net                                        25               40
                                                     ______            _____
        Net cash provided by operating activities       286              202

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold      (2,182)          (1,665)
  Purchases of available for sale securities           (248)              --
  Proceeds from maturities/principal payments
    on available for sale securities                     50              250
  Proceeds from sale of available
    for sale securities                               4,000               --
  Net (increase) decrease in loans originated        (2,574)             341
  Proceeds from sale of participation loans             301            1,102
  Purchases of loans                                   (107)          (1,124)
  Purchase of property and equipment                    (14)             (22)
  Proceeds from disposition of other
    real estate owned                                    --               72
                                                     ______           ______
       Net cash used by investing activities           (774)          (1,046)
                                                     ______           ______

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                            1,785              407
  Net decrease in federal funds purchased and
    securities sold under agreements to repurchase   (1,352)              --
  Proceeds from issuance of common stock                118               --
                                                     ______           ______
       Net cash provided by financing activities        551              407
                                                     ______           ______

NET (DECREASE) IN CASH AND CASH EQUIVALENTS              63             (437)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,567            2,170
                                                     ______           ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $1,630           $1,733
                                                     ======           ======
Supplemental disclosures:
  Interest payments                                  $  228           $  233
  Income tax payments                                    --               --

Noncash investing and financing activities:
  Transfers from loans to other real estate owned        --               --
  Unrealized loss on investment securities
    available for sale                                 (390)            (834)


NOTE TO FINANCIAL STATEMENTS
     Management is responsible for the financial statements which have been prepared in accordance with generally accepted accounting principles. The financial statements contained herein, except for the financial statements as of December 31, 1994, are unaudited. In management's opinion, the financial statements present fairly the financial condition of the Corporation and its subsidiary at March 31, 1994 and March 31, 1995, and all adjustments necessary to fairly state the results of operations and financial condition are reflected and that such adjustments are of a normal recurring nature. The results of operations presented for the three months ended March 31, 1995 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION
     FWB Bancorporation's (the "Corporation") total assets at March 31, 1995 of $42,146,000 reflected an increase of $733,000 or 1.77% from December 31, 1994 and an increase of $2,936,000 or 7.49% from March 31, 1994. The Corporation's Stockholders' Equity of $3,367,000 at March 31, 1995 reflected an increase of $262,000 or 8.44% from December 31, 1994. The increase is attributable to additional capital raised under a private placement memorandum, earnings from operations, and a reduction in net unrealized holding loss on investment securities available for sale. See "Stockholders' Equity of the Corporation" below.

     Deposits of the Corporation's wholly owned financial institution subsidiary, FWB Bank, (the "Bank") at March 31, 1995 of $38,627,000 reflected an increase of $1,785,000 or 4.85% from December 1994. This increase consists of an increase in non-interest bearing deposits of $379,000 and an increase in interest bearing deposits of $1,406,000. The increase in interest bearing deposits reflects the current rising rate environment. The mix of deposits continues to show an increase in non-interest bearing deposits compared to the mix at March 31, 1994.

     The Bank's net loans at March 31, 1995 of $28,683,000 reflected an increase of $2,385,000 or 9.07% from December 31, 1994, and an increase of $6,404,000 or 28.76% compared to net loans at March 31, 1995. The increase in net loans in both periods reflect continued positive results of the Bank's marketing efforts and overall increased demand for credit.

     The Bank's liquidity position, those assets invested in cash, federal funds, and obligations of the U.S. Government, its agencies, and sponsored entities available for sale, of $2,495,000 reflected an increase of $2,496,000 from December 31, 1994. This increase is due primarily to an increase in federal funds. The Corporation received payment in the amount of $4,000,000 for a sale of securities from its available for sale portfolio for their par amount in January. The proceeds from the sale were used to eliminate short term borrowings and fund loans during the first quarter of 1995. In addition, the growth in certificates of deposit resulted in additional funds available for federal funds investment. Funds available through short term borrowing and asset maturities are considered adequate to meet current needs. Although this liquidity position remains adequate, loan demand continues which could have a negative impact on liquidity. The Bank continues to evaluate the asset and liability mix to ensure that liquidity needs are met.

     The Bank's loan to deposit ratio at March 31, 1995 was 75.65%, which is up from 73.29% at December 31, 1994.

INVESTMENT ACTIVITY
     The Corporation's investment policy is implemented by the Investment Committee, which is comprised of selected Board members and management. Investments are chosen primarily to provide and maintain adequate liquidity and to generate a positive return on investments without undue interest or credit risk. The Corporation invests in various types of liquid assets, including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds, and other qualifying liquid investments. In March 1995, the Bank purchased $250,000 in Treasury Notes which mature in one year as a result of its evaluation of its short term liquidity needs and current yields. At March 31, 1995, the Corporation had $2,495,000 in investments available for sale and $4,889,000 in investments held to maturity.

ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses is analyzed and reviewed by management and the Executive Committee of the Board of Directors to determine if adequate reserves are maintained based on the risk ratings and classifications related to the loan portfolio, prior credit loss experience, and projected future losses.

     At March 31, 1995, the allowance for loan losses was $671,000 or 2.29% of total loans outstanding compared to $704,000 or 2.61% of total loans outstanding as of December 31, 1994, a decrease of $33,000 or 4.69%. In addition, charge-offs of $28,000 as of March 31, 1995 decreased by $24,000 compared to the period ended March 31, 1994. At March 31, 1995, the allowance for loan loss is 170.30% of non-performing loans compared to 185.36% of non-performing loans at March 31, 1994. A reduction of the allowance in the amount of $30,000 in the period ended March 31, 1995 was due to management's determination that the allowance was more than adequate as asset quality has continued to improve and recoveries continue to be realized. In the period ending March 31, 1995, total recoveries were $25,000. In management's opinion, the allowance for loan losses as of March 31, 1995 is adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

NON-PERFORMING LOANS AND ASSETS
     The Bank's non-performing assets consist of non-performing loans, other real estate owned ("OREO"), and other assets. The percentage of non-performing assets to total assets continues to decrease to 4.74% at March 31, 1995 from 4.90% at December 31, 1994 and 8.15% at March 31, 1994.
     Nevertheless, the non- performing assets of the Bank remain at a level considered high by management and management intends to continue its efforts to reduce non-performing assets including future sales of OREO and upgrading of non-performing loans.

     Non-performing loans, consisting of loans delinquent 90 days or more and in non-accrual status, and restructured loans are $394,000 as of March 31, 1995, compared to $397,000 as of December 31, 1994 and $403,000 at March 31, 1994.

     This amount consists primarily of one loan in the amount of $376,000 which has been renegotiated and is currently performing within its terms. The percentage of non-performing loans to total loans continues to decrease to 1.34% at March 31, 1995 compared to 1.47% as of December 31, 1994 and 1.75% at March 31, 1994.

     At March 31, 1995, OREO, net of valuation reserve, totaled $1,633,000 at December 31, 1994, a decrease of $581,000 or 35.58%. This is primarily a result of the reclassification of a property in the amount $550,000 to Other Assets. As a result of an evaluation done in conjunction with the Bank's recent examination as of January 31, 1995, it was determined to reclassify this property. The Bank has a contractual interest in the property owned by an affiliate of the Bank as a result of foreclosure. In addition, a valuation reserve in the amount of $30,000 was established for another property as a result of an updated appraisal. This property is currently generating rental income on a monthly basis (see "Non-Interest Income and Expense") and the lease agreement contains a purchase option at a price significantly above the Bank's carrying value. It is management's belief that the property will be sold for the option price at the end of the lease. It is the Bank's policy to write down OREO property to fair value at the date of foreclosure and to obtain appraisals on an annual basis. At March 31, 1995, management believes OREO properties are carried at fair value. There were no additions to OREO in the current period.

STOCKHOLDERS' EQUITY OF THE CORPORATION
     Stockholders' equity of $3,367,000 at March 31, 1995 reflected an increase of $262,000 or 83.99% from December 31, 1994 and an increase of $1,537,000 or 83.99% from March 31, 1994. The increase at March 31, 1995 was due primarily to the raising of an additional $118,000 under a private placement offering initiated in December 1994. In addition, the Corporation posted earnings from operations in the amount of $71,000 in the period ended March 31, 1995. Also included in stockholders' equity at March 31, 1995 is an unrealized holding loss of $36,000 for securities available for sale compared to $86,000 at December 31, 1994 and $354,000 of unamortized loss on securities held to maturity compared to $377,000 at December 31, 1994. The unamortized loss on securities held to maturity relates to the transfer of securities from the available for sale portfolio to the held to maturity portfolio in 1994. This unrealized loss is being amortized over the remaining life of the securities as an adjustment of yield.

CAPITAL ADEQUACY AND REGULATORY REQUIREMENTS
     Since May 1994, the Bank has been subject to a Memorandum of Understanding ("MOU") which it has entered into with the Maryland State Bank Commission (the "Commissioner") and the FDIC. The terms of the Memorandum of Understanding were described in From 10-KSB for the period ending December 31, 1994. The MOU requires the Bank to, among other things, increase and maintain its ratio of Tier 1 capital to average assets at not less than 7% by December 31, 1994. As of December 31, 1994 and March 31, 1995, the Bank's Tier 1 capital to average assets ratio was 8.55% and 8.68%, respectively. Further, the MOU requires the Bank to reduce the ratio of adversely classified assets to Tier 1 capital to no more than 50% by December 31, 1994. Management continues to reduce the ratio of total adversely classified assets which are currently $2,049,000 while Tier I capital at March 31, 1995 was $3,577,000 to 57.29%, Of this amount, $1,052,000 is OREO and $550,000 is classified as Other Assets.

     The FDIC has issued regulations that require Bank Insurance Fund ("BIF")- insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% Tier 1 capital to total average assets ("leverage capital ratio") for banks in the financial and managerial condition, with a CAMEL Rating of 1 (the highest rating of the FDIC for banks). For all other banks, the minimum leverage capital requirements is 3% plus an additional 100 to 200 basis points. Tier 1 capital is comprised of the sum of common stockholders' equity, non- cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and purchased credit card relationships). At March 31, 1995, the Bank's ratio of Tier I capital to total average assets equalled 8.68%, which exceeded the minimum leverage capital ratio standard.

     The FDIC also requires that banks meet risk-based capital standards. The Tier I risk-based capital standard requires the maintenance of Tier I capital to risk-weighted assets of 4% and total capital (which is defined as Tier 1 capital and supplementary capital) to risk-weighted assets of 8%. The components of Tier 1 capital are discussed above. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate-term preferred stock, and allowance for loan and lease losses. Allowance for loan and lease losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. In determining the amount of risk- weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. Federal law also prohibits a bank from paying a dividend if it will not meet applicable capital requirements after the payment. The Federal Reserve Board ("FRB") also has adopted capital adequacy guidelines applicable to the Corporation, which are substantially similar to those of the FDIC for the Bank.

     At March 31, 1995, the Bank's Tier I capital to risk-weighted assets was 12.16% and the Bank's total capital to risk-weighted assets was 13.41%.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, FRB, Office of the

     Comptroller of the Currency ("OCC"), and OTS have adopted final rules, effective December 19, 1992, which require such regulators to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the categories consisting of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on capital distributions and dividends to seizure of the institution. Generally, subject to narrow exceptions, FDICIA authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be no less than 2% of assets. The FDICIA also allows the regulator to downgrade an institution if the institution is determined to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. Such a downgrading may result in an otherwise "adequately capitalized" institution with other problems being subject to supervisory actions as if it were classified as "undercapitalized".

     The final rule adopted by the FDIC, on September 15, 1992, to implement the prompt corrective action section of the FDICIA generally provides that an insured institution that has total risk-based capital of less than 8%, Tier I capital of less than 4%, or a leverage ratio that is less than 4% would be considered to be "undercapitalized", an insured institution that has total risk-based capital less than 6%, Tier I capital of less than 3%, or leverage ratio that is less than 3% would be considered to be "significantly undercapitalized", and an insured institution that is "undercapitalized", "significantly undercapitalized", or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by any parent holding company is also required. In addition, "critically undercapitalized' institutions must receive prior written approval from the FDIC to engage in any material transaction other than the normal course of business. Subject to a narrow exception, a receiver or conservator must be appointed for any critically undercapitalized institution within 90 days after it becomes critically undercapitalized.

RESULTS OF OPERATIONS
     The Corporation had net income of $71,000 for the three months ended March 31, 1995 compared to net income of $80 for the corresponding period in 1994, an increase of $71,000. The increase in net income resulted primarily from an increase in net interest income of $126,000 and a reduction in the allowance for loan losses through the provision for loan losses of $30,000 offset by an increase in total non-interest expense of $68,000 for the three months ended March 31, 1995 compared to the corresponding period in 1994.

     The earnings per share were $0.09 for the three months ended March 31, 1995, compared to earnings per share of $0.00 for the corresponding period in 1994.

NET INTEREST INCOME
     Net interest income is the difference between interest income on earning assets and interest expense on interest bearing deposits and funds purchased. Net interest income for the period ending March 31, 1995 of $593,000 reflected an increase of $126,000 or 26.98% compared to the corresponding period in 1994. Interest income for the period ending March 31, 1995 of $838,000 reflected an increase of $140,000 or 20.06% compared to the corresponding period in 1994. This increase was primarily due to an increase in interest and fees on loans of $188,000 at March 31, 1995 compared to March 31, 1994 which resulted from an increase in average loans outstanding of $5,242,000 at March 31, 1995 compared to March 31, 1994 and an overall rate increase. Interest income on investment securities and federal funds sold for the period ending March 31, 1995 of $133,000 reflected a decrease of $48,000 or 26.52% compared to the corresponding period of 1994. This decrease is primarily the result of the sale of investment securities in December 1994 and, to a lesser extent, the repricing of floating rate securities in the investments portfolio. The earnings on these securities will continue to be affected by changes in the relationship of yields for assets at various maturities as they reprice. Interest expense on deposits for the period ending March 31, 1995 of $243,000 increased $14,000 or 6.11%. This increase is the result of growth in interest bearing deposits and to an overall rate increase.

     The average yield on earning assets for the period ended March 31, 1995, was 9.21% compared to 8.15% for the three months ended March 31, 1994. The average interest rate paid on interest bearing deposits for the three months ended March 31, 1995, was 3.48% compared to 3.19% for the same period in 1994. Additionally, the net interest margin (annualized net interest income divided by average earning assets) was 6.52% for the period ended March 31, 1995 compared to 5.45% for the corresponding period in 1994. In the current rising interest rate environment, interest margin may narrow which could in turn adversely affect income.

PROVISION FOR LOAN LOSS
     A reduction of $30,000 in the allowance for loan losses through a provision for loan loss in the period ended March 31, 1995 was the result of management's evaluation that the allowance was more than adequate as credit quality improved and recoveries were realized.

NON-INTEREST INCOME AND EXPENSE
     Non-interest income for the three months ended March 31, 1995, was $106,000 compared to $73,000 for the three months ended March 31, 1994, an increase of $33,000 or 45.21%. The increase for the three months ended March 31, 1995 compared to the corresponding period in 1994 was due primarily to an increase in loan documentation fees, service charges on deposit accounts, and gross brokers' fees received on loans originated by the mortgage loan origination department. Also included in non-interest income is $4,500 in rental income from a property carried as OREO.

     Non-interest expense for the three months ended March 31, 1995 of $658,000 reflects an increase of $68,000 or 11.53% compared to the corresponding period of 1994. The decrease resulted from an increase in salaries and benefits expense primarily due to the addition of an internal auditor and commissions paid to mortgage loan origination staff. In addition, expense has been accrued for benefits in 1995. Legal expense of $37,000 in the period ended March 31, 1995 increased $31,000 compared to the corresponding period of 1994 due to litigation arising from normal banking activities. Expenses associated with OREO at March 31, 1995 of $34,000 decreased $10,000 or 22.73% from the corresponding period in 1994 due to a reduction in the amount of OREO carried. In addition, the Bank's expense for FDIC insurance for the period ending March 31, 1995 of $23,000 decreased by $3,000 or to its improved supervisory rating and well capitalized position.

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings          N/A

    Item 2 - Changes in Securities      N/A

    Item 3 - Defaults Upon Senior Securities      N/A

    Item 4 - Submission of Matters to a Vote of Security Holders      N/A

    Item 5 - Other Information     N/A

    Item 6 - Exhibits and Reports on Form 8-K

    A.    Exhibits

          (2) Plan of purchase, sale, reorganization, arrangement, liquidation or succession: N/A

          (3)  (i)  Articles of Incorporation:   Incorporated  by  reference  to
               Exhibit 3.1(a) of the issuer's Form 10-KSB for the period ending December 31, 1994 filed with the Commission.

               (ii) By-Laws: Incorporated by reference to Exhibit 3.2 of the issuer's Form 10-KSB for the period ending December 31, 1994 filed with the Commission.

          (4) Instruments defining the rights of security holders, including indentures: N/A

          (10) Material contracts:  N/A

          (11) Statement regarding computation of per share earnings:   Earnings
               per share have been computed based upon 3,212,967 shares, the weighted average number of shares outstanding during the first quarter of 1995.

          (15) Letter regarding unaudited interim financial information:  N/A

          (18) Letter regarding change in accounting principles:  N/A

          (19) Report furnished to security holders:  N/A

          (22) Published report regarding matters submitted to vote of security holders: N/A

          (23) Consents of experts and counsel:  N/A

          (24) Power of attorney:  N/A

          (27) Financial Data Schedule:  Filed herewith.

    B.    Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter of 1995.

                               SIGNATURES
                               __________

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     FWB BANCORPORATION
                                                     (Registrant)


Date:     May 8, 1995
       _________________                        ____________________________
                                                     Steven K. Colliatie
                                                     President




Date:     May 8, 1995
       _________________                        ____________________________
                                                     Barbara L. Martinez
                                                     Chief Financial Officer