Form 10QSB
period 1995-06-30
FWB BANCORPORATION
filed 1995-08-07
CIK 719488

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1995      Commission File Number 0-16187
                               _____________                             _______


                               FWB BANCORPORATION
                         _____________________________
       (Exact name of small business issuer as specified in its charter)


         Maryland                                        52-1332050
_______________________________              __________________________________
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                 1800 Rockville Pike, Rockville, Maryland 20852
                 ______________________________________________
                    (Address of principal executive offices)


                                 (301) 770-1300
                              ____________________
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X           NO
            ______           ______

         At July 31, 1995, there were 3,258,833 shares of Common Stock, Par Value $.10 per share outstanding.


         Transitional Small Business Disclosure Format

         YES               NO   X
            ______           ______

                               TABLE OF CONTENTS
                               _________________



PART I - FINANCIAL INFORMATION                                           PAGE
______________________________                                           ____


     Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets.....................................1
            Consolidated Statements of Income (Loss)........................2
            Consolidated Statements of Changes in Stockholders' Equity......3
            Consolidated Statements of Changes in Cash Flow ................4
            Notes to Consolidated Financial Statements......................5

     Item 2 - Management's Discussion and Analysis

            Financial Condition ..........................................5-8
            Results of Operations........................................9-10

PART II - OTHER INFORMATION
___________________________


    Item 1 - Legal Proceedings.............................................11

    Item 2 - Changes in Securities.........................................11

    Item 3 - Defaults Upon Senior Securities...............................11

    Item 4 - Submission of Matters to a Vote of Security Holders...........12

    Item 5 - Other Information.............................................12

    Item 6 - Exhibits and Reports on Form 8-K...........................12-13

    SIGNATURES.............................................................14


PART I - FINANCIAL INFORMATION
Item 1 - CONSOLIDATED FINANCIAL STATEMENTS

                                 FWB BANCORPORATION
                            CONSOLIDATED BALANCE SHEET
                                   (in thousands)

                                                         (unaudited)
                                                           June 30,              December 31,
                                                    1995            1994                 1994
                                                 ________       ________         ____________
ASSETS
Cash and due from banks                            $1,900         $1,484               $1,567
Federal funds sold                                  2,761            260                -

Investment securities:
    Available for sale - at fair value              3,500         10,265                2,244
    Held to maturity - at amortized cost            4,910           -                   4,866
                                                 ________       ________             ________
Total Investment Securities                         8,410         10,265                7,110
                                                 ________       ________             ________

Loans                                              29,664         23,517               27,002
    Less allowance for loan losses                   (710)          (658)                (704)
                                                 ________       ________             ________
Loans - net                                        28,954         22,859               26,298
                                                 ________       ________             ________
Property and equipment                                308            327                  289
Other real estate owned, net                        1,052          2,142                1,633
Accrued interest receivable                           307            358                  429
Other assets                                          674             80                4,087
                                                 ________       ________             ________

        TOTAL ASSETS                              $44,366        $37,775              $41,413
                                                 ========       ========             ========
LIABILITIES
Non-interest bearing deposits                      $8,852         $8,049               $8,850
Interest bearing deposits                          31,923         28,355               27,992
                                                 ________       ________             ________
   Total deposits                                  40,775         36,404               36,842
Accrued expenses and other
  liabilities                                         159             76                  114
Federal funds purchased and
  securities sold under
  agreements to repurchase                           -              -                   1,352
                                                 ________       ________             ________
        TOTAL LIABILITIES                          40,934         36,480               38,308
                                                 ________       ________             ________

STOCKHOLDERS' EQUITY
Common stock - $.10 par value, shares
  authorized 7,500,000; shares outstanding
  3,241,783; 2,758,833 and 3,178,833
  respectively                                        324            276                  318
Additional paid-in capital                          8,444          7,541                8,331
Accumulated deficit                                (4,970)        (5,215)              (5,081)
Net unrealized holding loss on
  investment securities                              (366)        (1,307)                (463)
                                                 ________       ________             ________

        TOTAL STOCKHOLDERS'EQUITY                   3,432          1,295                3,105
                                                 ________       ________             ________
        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                    $44,366        $37,775              $41,413
                                                 ========       ========             ========


                                      FWB BANCORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME
                                        (in thousands)
                                          (unaudited)

                                                                For the Six               Second Quarter
                                                                Months Ended                   Ended
                                                                  June 30,                    June 30,
                                                            1995           1994         1995           1994
                                                         _________      _________      _______        _______
INTEREST INCOME:
  Interest and fees on loans                               $1,447         $1,031        $742           $514
  Interest on investment securities:
    U. S. Government, its agencies,
    and sponsored entities                                    223            358         110            184
  Interest on federal funds sold                               66             25          46             18
                                                         _________      _________     _______        _______
      Total interest income                                 1,736          1,414         898            716
                                                         _________      _________     _______        _______

INTEREST EXPENSE:
 Interest on certificates of deposit of
   $100,000 or more                                            56             15          41              7
  Interest on other deposits                                  481            446         253            225
                                                         _________      _________     _______        _______
                                                              537            461         294            232
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                         2              2         ---            ---
                                                         _________      _________     _______        _______
      Total interest expense                                  539            463         294            232
                                                         _________      _________     _______        _______

NET INTEREST INCOME                                         1,197            951         604            484

PROVISION (RECOVERY) FOR LOAN LOSSES                          (30)          (114)        ---            (64)
                                                         _________      _________     _______        _______

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           1,227          1,065         604            548
                                                         _________      _________     _______        _______

NON-INTEREST INCOME:
  Service charges on deposit accounts                         115             93          56             49
  Gain on sale of OREO                                        ---             10         ---              9
  Other income                                                 74             71          27             43
                                                         _________      _________     _______        _______
      Total non-interest income                               189            174          83            101
                                                         _________      _________     _______        _______

NON-INTEREST EXPENSE:
  Salaries and employee benefits                              637            562         316            295
  Occupancy and equipment expense                             235            246         117            131
  Data processing services                                     98             86          51             42
  FDIC insurance                                               45             64          22             26
  Insurance                                                    18             52           8             32
  Legal fees                                                   88             40          51             34
  Other real estate owned expense                              41            122           7             78
  Other expenses                                              143            129          75             73
                                                         _________      _________     _______        _______
      Total non-interest expense                            1,305          1,301         647            711
                                                         _________      _________     _______        _______

INCOME (LOSS) BEFORE INCOME TAXES                             111            (62)         40            (62)

APPLICABLE INCOME TAX                                         ---            ---         ---            ---
                                                         _________      _________     _______        _______
NET INCOME (LOSS)                                            $111           ($62)        $40           ($62)
                                                         =========      =========     =======        =======

EARNINGS PER COMMON SHARE:                                  $0.07         ($0.02)      $0.02         ($0.02)



                                                 FWB BANCORPORATION
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   (in thousands)
                                                    (unaudited)





                                                                  Additional                        Unrealized          Total
                                                      Common        Paid-In        Accumulated     Holding (Loss)    Stockholders'
                                                      Stock         Capital         (Deficit)      on Securities        Equity
                                                    _________     __________      _____________    ______________    _____________
BALANCE AT DECEMBER 31, 1993                         $   276       $  7,541        $   (5,153)      $      (192)      $     2,472

  Net loss for the six months
     ended June 30, 1994                                 ---            ---               (62)              ---               (62)

  Net change in unrealized depreciation on
     investment securities                               ---            ---               ---            (1,115)           (1,115)

                                                    _________     __________      _____________    ______________    _____________
BALANCE AT JUNE 30, 1994                             $   276       $  7,541        $   (5,215)      $    (1,307)       $    1,295
                                                    =========     ==========      =============    ==============    =============

BALANCE AT DECEMBER 31, 1994                         $   318       $  8,331        $   (5,081)      $      (463)       $    3,105

  Net income for the six months
     ended June 30, 1995                                 ---            ---               111               ---               111

  Issuance of common stock at
     $2.00 per share                                       6            113               ---               ---               119

  Net change in unrealized appreciation
     on investment securities                            ---            ---               ---                97                97
                                                    _________     __________      _____________    ______________    _____________

BALANCE AT JUNE 30, 1995                              $  324       $  8,444        $   (4,970)       $     (366)        $    3,432
                                                    =========     ==========      =============    ==============    =============



                                               FWB BANCORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                  (unaudited)

                                                                             For Six Months Ended
                                                                                    June 30,
                                                                           1995               1994
                                                                        ________            ________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $111                ($62)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                             50                  54
    Accretion and amortization of securities                                 (5)                 (3)
    Provision for loan losses                                               (30)               (114)
    Net realized (gain) loss from sales of assets                           ---                 (10)
    Other real estate owned - write downs                                    30                 114
    Net changes in:
      Accrued interest receivable                                           122                 (21)
      Prepaid expenses and other assets                                     (37)                 52
      Accrued expenses and other liabilities                                 45                   6
      Other - net                                                            65                  81
                                                                        ________            ________
        Net cash provided by operating activities                           351                  97
                                                                        ________            ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in federal funds sold                                     (2,761)               (260)
  Purchases of available for sale securities                             (1,248)             (2,012)
  Proceeds from maturities/principal payments on
   available for sale securities                                             50                 250
  Proceeds from sale of available for sale securities                     4,000               1,300
  Net increase in loans originated                                       (3,151)             (3,579)
  Net increase in loans sold                                                167                 347
  Net decrease in loans purchased                                           293               2,987
  Purchases of property and equipment                                       (68)                (23)
  Proceeds from disposition of other real estate owned                      ---                 666
                                                                        ________            ________
       Net cash used by investing activities                             (2,718)               (324)
                                                                        ________            ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                     3,933                (459)
  Net decrease in federal funds purchased and securities sold
    under agreements to repurchase                                       (1,352)                ---
  Proceeds from issuance of common stock                                    119                 ---
                                                                        ________            ________
       Net cash provided by financing activities                          2,700                (459)
                                                                        ________            ________

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                               333                (686)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,567               2,170
                                                                        ________            ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $1,900              $1,484
                                                                        ========            ========
Supplemental disclosures:
  Interest payments                                                        $487                $437
  Income tax payments                                                       ---                 ---

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                           ---                 ---
  Unrealized loss on investment securities available
   for sale                                                                (366)             (1,307)


NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the financial statements which have been prepared in accordance with generally accepted accounting principles. The financial statements contained herein, except for the financial statements as of December 31, 1994, are unaudited. In management's opinion, the financial statements present fairly the financial condition of the Corporation and its subsidiary at June 30, 1994 and June 30, 1995, and all adjustments necessary to fairly state the results of operations and financial condition are reflected and that such adjustments are of a normal recurring nature. The results of operations presented for the six months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the remainder of the year.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

FWB Bancorporation's (the "Corporation") total assets at June 30, 1995 of $44,366,000 reflected an increase of $2,953,000 or 7.13% from December 31, 1994 and an increase of $6,591,000 or 17.45% from June 30, 1994. The Corporation's Stockholders' Equity of $3,432,000 at June 30, 1995 reflected an increase of $327,000 or 10.53% from December 31, 1994. The increase is attributable to additional capital raised under a private placement memorandum, earnings from operations, and a reduction in net unrealized holding loss on investment securities available for sale. See "Stockholders' Equity of the Corporation" below.

Total loans of the Corporation's wholly owned financial institution subsidiary, FWB Bank, (the "Bank") at June 30, 1995 of $29,664,000 reflected an increase of $2,662,000 or 9.86% from December 31, 1994, and an increase of $6,147,000 or
26.14% from June 30, 1994. The increase in total loans in both periods reflects the results of the Bank's increased marketing efforts to small business and professionals.

Deposits of Bank at June 30, 1995 of $40,775,000 reflected an increase of $3,933,000 or 10.68% from December 1994. This growth was primarily in interest bearing deposits, which reflects depositors' shift to higher yielding products and the Bank's efforts to increase deposits to meet loan demand. Certificates of deposit over $100,000 account for 79.71% of the increase in total deposits since December 1994. Approximately $2,800,000 will mature in the third quarter. Non-interest bearing deposits continue to be approximately 22% of total deposits.

Liquidity. The Bank's liquidity position, those assets invested in cash, federal
_________
funds, and obligations of the U.S. Government, its agencies, and sponsored entities available for sale of $8,161,000 reflected an increase of $4,350,000 from December 31, 1994. This amount consists of an increase of $2,761,000 in federal funds resulting from the receipt in the first quarter of $4,000,000 from the proceeds of the sale of investment securities and an increase in certificates of deposits. These funds were also used to fund loans in the first two quarters of 1995 and increase holdings of fixed rate securities in the

Bank's available-for-sale portfolio. Funds available through the Bank's sources of short term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs. In addition, the Bank will reduce its non-performing assets through the sale of a portion of its contractual interest in the sales proceeds from a property held as other assets as of July 31, 1995 which will contribute to liquidity as well as earnings. See "Non-Performing Loans and Assets" below. Although this liquidity position remains adequate, the Bank continues to evaluate the asset and liability mix to ensure that liquidity needs are met.

The Bank's loan to deposit ratio was 72.75% at June 30, 1995 compared to 73.29% at December 31, 1994.

Investment Activity.  The Corporation's  investment policy is implemented by the
___________________
Investment Committee, which is comprised of selected Board members and management. Investments are chosen primarily to provide and maintain adequate liquidity and to generate a positive return on investments without undue interest or credit risk. The Corporation invests in various types of liquid assets, including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds, and other qualifying liquid investments. In June 1995, the Bank purchased two $500,000 fixed rate medium term agency issues maturing in two and five years, respectively. Both issues have callable options within one year. At June 30, 1995, the Corporation had $3,500,000 in investments available-for-sale and $4,910,000 in investments held-to-maturity.

Allowance  for Loan  Losses.  The  allowance  for loan  losses is  analyzed  and
___________________________
reviewed by management and the Executive Committee of the Board of Directors on a quarterly basis to determine if adequate reserves are maintained based on the risk ratings and classifications related to the loan portfolio, prior credit loss experience, and projected future losses.

The allowance for loan losses at June 30, 1995 was $710,000, or 2.39% of total loans outstanding, compared to $704,000, or 2.61% at December 31, 1994. As of June 30, 1995 the Bank's total charge-offs were $29,000, a significant decrease of $89,000, or 75.42%, from the same the period in 1994. Year-to-date recoveries in 1995 totaled $65,000. At June 30, 1995, the allowance for loan loss was 181.12% of non-performing loans compared to 164.50% at June 30, 1994. In management's opinion, the allowance for loan losses as of June 30, 1995 is adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

Non-Performing  Loans and Assets.  The Bank's  non-performing  assets  totalling
________________________________
$1,994,000 consist of non-performing and restructured loans ($392,000), other real estate owned ("OREO") ($1,052,000), and other assets ($550,000). The percentage of non-performing assets to total assets continues to decrease to 4.49% at June 30, 1995 from 4.90% at December 31, 1994 and 6.73% at June 30,
1994. The property carried in other assets is one in which the Bank has a contractual interest in the sales proceeds. A significant portion of this asset has been disposed of as of July 31, 1995. Management intends to continue its efforts to reduce non-performing assets including future sales of OREO and upgrading of non-performing loans.

Non-performing loans, consisting of loans delinquent 90 days or more and in non-accrual status, and restructured loans were $392,000 at June 30, 1995, compared to $397,000 at December 31, 1994 and $400,000 at June 30, 1994. This amount consists primarily of one loan in the amount of $373,000 which has been renegotiated and is currently performing within its terms. The percentage of non-performing loans to total loans continues to decrease to 1.32% at June 30, 1995 compared to 1.47% at December 31, 1994 and 1.70% at June 30, 1994 as a result of continued improvement in asset quality and overall growth of the loan portfolio.

At June 30, 1995, OREO, net of valuation reserve, was $1,052,000 compared to $1,633,000 at December 31, 1994, a decrease of $581,000 or 35.58%. This decrease is primarily a result of the reclassification of the property discussed above in the amount of $550,000 to other assets. The reclassification of this property was the result of an evaluation done in conjunction with the Bank's recent examination as of January 31, 1995. The Bank has a contractual interest in sales proceeds from the property which is now owned by an affiliate of the Bank as a result of foreclosure. As stated above, a significant portion of this asset has been disposed of as of July 31, 1995. The portion which continues to be held as other assets remains available for sale. In addition, a valuation reserve in the amount of $30,000 was established in the first quarter of 1995 for another property as a result of an updated appraisal. This property is currently generating rental income on a monthly basis (see "Non-Interest Income and Expense") and the lease agreement contains a purchase option at a price significantly above the Bank's carrying value. It is management's belief that the property will be sold for the option price at the end of the lease. It is the Bank's policy to write down OREO property to fair value at the date of foreclosure and to obtain appraisals on an annual basis. At June 30, 1995, management believes OREO properties approximate fair value. There were no additions to OREO in the current period.

Stockholders'  Equity.  Stockholders'  equity  of  $3,432,000  at June 30,  1995
_____________________
increased  $327,000 or 10.53% from  December 31, 1994 and  $2,137,000 or 165.02%
from June 30, 1994. The increase at June 30, 1995 included earnings from operations in the amount of $111,000 in the period ended June 30, 1995 and the raising of an additional $119,000 under a private placement offering initiated in December 1994. This offering closed June 25, 1995. Also included in stockholders' equity at June 30, 1995 is an unrealized holding loss of $34,000 for securities available for sale compared to $86,000 at December 31, 1994 and $332,000 of unamortized loss on securities held to maturity compared to $377,000 at December 31, 1994. The unamortized loss on securities held to maturity relates to the transfer of securities from the available for sale portfolio to the held to maturity portfolio in 1994. This unrealized loss is being amortized over the remaining life of the securities as an adjustment of yield.

Capital Adequacy and Regulatory Requirements.  Since May 1994, the Bank has been
____________________________________________
subject to a Memorandum of Understanding ("MOU") which it has entered into with the Maryland State Bank Commission (the "Commissioner") and the FDIC. The Bank underwent a Tier I examination as of January 31, 1995 performed jointly by the Commissioner and FDIC. The examination included all aspects of the Bank's capital, assets, management, earnings, and liquidity. As a result, the Commissioner and FDIC terminated the MOU effective June 22, 1995.

The FDIC has issued regulations that require Bank Insurance Fund ("BIF")-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% Tier 1 capital to total average assets ("leverage capital ratio") for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest rating of the FDIC for banks). For all other banks, the minimum leverage capital requirements is 3% plus an additional 100 to 200 basis points. Tier 1 capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and purchased credit card relationships). At June 30, 1995, the Bank's ratio of Tier I capital to total average assets equalled 8.39%, which exceeded the minimum leverage capital ratio standard.

The FDIC also requires that banks meet risk-based capital standards. The Tier I risk-based capital standard requires the maintenance of Tier I capital to risk-weighted assets of 4% and total capital (which is defined as Tier 1 capital and supplementary capital) to risk-weighted assets of 8%. The components of Tier 1 capital are discussed above. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate-term preferred stock, and allowance for loan and lease losses. Allowance for loan and lease losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. Federal law also prohibits a bank from paying a dividend if it will not meet applicable capital requirements after the payment. The Federal Reserve Board ("FRB") also has adopted capital adequacy guidelines applicable to the Corporation, which are substantially similar to those of the FDIC for the Bank.

At June 30, 1995, the Bank's Tier I capital to risk-weighted assets was 12.12% and the Bank's total capital to risk-weighted assets was 13.37%.

The FDIC, along with the other federal banking agencies, recently adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. The agencies have also issued for public comment a proposed policy statement containing a framework to measure a bank's exposure to interest rate risk using a supervisory model. The model applies a series of interest rate risk weights to a bank's reported repricing and maturity balances. These weightings estimate the price sensitivity of an institution's reported balances to a 200 basis point increase and decrease in interest rates. The sum of these balances, along with certain price sensitivity information that a bank may be required to self-report, would result in a net risk-weighted exposure for the bank. The agencies indicated an intent to ultimately adopt explicit minimum requirements for interest rate risk into their risk-based capital standards based on the proposed framework. Unless otherwise required by the agencies, a bank with less than $300 million in assets with a CAMEL rating of 1 or 2 would be exempt from the policy statement if specified percentages of the institution's loans and securities reprice or mature within certain time frames.

RESULTS OF OPERATIONS

For the six months ended June 30, 1995, the Corporation had net income of $111,000, an increase of $173,000 or 279% from the corresponding period in 1994. This increase in net income resulted primarily from an increase in net interest income of $246,000. Included in net income for the period ended June 30, 1995, is a reduction of $30,000 in the allowance for loan losses through the provision for loan losses in the first quarter of 1995. This is compared to a reduction in the allowance for loan losses through the provision of $114,000 in the corresponding period of 1994, a decrease of $84,000.

The earnings per share were $0.07 for the six months ended June 30, 1995, compared to loss per share of $0.02 for the corresponding period in 1994.

Net Interest  Income.  Net interest  income is the difference  between  interest
____________________
income on earning assets and interest expense on interest bearing deposits and funds purchased. Net interest income for the period ending June 30, 1995 of $1,197,000 reflected an increase of $246,000 or 25.87% compared to the corresponding period in 1994. Interest income for the period ending June 30, 1995 was $1,736,000, an increase of $322,000 or 22.77% from the same period last year. This increase was primarily due to an increase in interest and fees on loans of $416,000 at June 30, 1995 compared to June 30, 1994 which resulted from an increase in average loans outstanding of $5,896,000 at June 30, 1995 compared to June 30, 1994 and an overall rate increase. Interest income on investment securities for the period ending June 30, 1995 of $223,000 reflected a decrease of $135,000 or 35.71% compared to the corresponding period in 1994. This decrease is primarily the result of the sale of investment securities in December 1994 and, to a lesser extent, the repricing of floating rate securities in the investments portfolio. The earnings on these securities will continue to be affected by changes in the relationship of yields for assets at various maturities as they reprice. As a result of growth in interest bearing deposits and an overall rising rate environment experienced thus far this year, interest expense of $539,000 reflected an increase $76,000 or 16.49% from the corresponding period in 1994.

The average yield on earning assets for the period ended June 30, 1995, was 9.06% compared to 8.07% for the six months ended June 30, 1994. The average interest rate paid on interest bearing deposits for the six months ended June 30, 1995, was 3.65% compared to 3.19% for the same period in 1994. Additionally, the net interest margin (annualized net interest income divided by average earning assets) was 6.25% for the period ended June 30, 1995 compared to 5.42% for the corresponding period in 1994.

Provision for Loan Loss. A reduction of $30,000 in the allowance for loan losses
_______________________
through a provision for loan loss in the period ended March 31, 1995 was the result of management's evaluation that the allowance was more than adequate as credit quality improved and recoveries were realized. No future reductions of the allowance for loan losses through the provision for loan loss are anticipated.

Non-Interest  Income and Expense.  Non-interest income for the period ended June
________________________________
30, 1995, was $189,000 compared to $174,000 for the six months ended June 30, 1994, an increase of $15,000 or 8.62%. The increase for the six months ended June 30, 1995 compared to the corresponding period in 1994 was due primarily to an increase in service charges on deposit accounts. Also included in non-interest income in the period ending June 30, 1995 is $9,000 in rental income from a property carried as OREO.

Non-interest expense for the period ended June 30, 1995 of $1,305,000 reflected only a slight increase of $4,000 or 0.31% compared to the corresponding period of 1994. The increase in salaries and benefits expense of $75,000 at June 30, 1995 compared to the same period of 1994 resulted from the addition of an internal auditor and a retail sales executive hired to further develop the marketing efforts of the Bank's branch network. Legal expenses of $88,000 in the period ended June 30, 1995 increased $48,000 compared to the corresponding period of 1994 due to litigation arising from normal banking activities. Expenses associated with OREO at June 30, 1995 of $41,000 decreased $81,000 or 66.39% from the corresponding period in 1994 due to a reduction in the amount of OREO carried. In addition, the Bank's expense for FDIC insurance for the period ending June 30, 1995 of $45,000 decreased by $19,000 or 29.69% compared to the same period in 1994 due to its improved supervisory rating and well capitalized position. The Corporation's expense for other insurance for the period ending June 30, 1995 of $18,000 decreased by $34,000 compared to the corresponding period in 1994 due to an re-evaluation of the Bank's insurance coverages and premiums due to its improved financial condition and results of operations.

Applicable Income Tax.  Net operating loss carryforwards are offsetting current
_____________________
tax expense.

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         Except as discussed below, the Company and Bank are not currently involved in any legal proceedings which management believes will have a material effect on its financial condition or results of operations.

         The Bank filed suit against two borrowers (the "Borrowers") on January 28, 1992 in the Circuit Court for Montgomery County seeking a judgment of $421,921.28 for the principal plus interest and late charges owed to the Bank on the Borrowers' note (the "Note"). In addition, the Bank sought and received a prejudgment attachment of an account in the name of the Borrowers held at Shearson Lehman Brothers which was pledged as collateral for the loan. In May 1992, the Borrowers filed for protection under Chapter 11 of the United States Bankruptcy Code.

         A motion by the Borrowers in the Bankruptcy proceeding seeking relief from the automatic stay to pursue the action in state court was granted and in December 1992 the Borrowers filed answers and counterclaims in both the State Court and Bankruptcy actions. The counterclaims alleged that the Bank breached its contract with the Borrowers when it allegedly indicated in 1990 that it would not extend the Note for the 6-month period provided for in the Note; the Bank intentionally misrepresented the ability of the Borrowers to hypothecate the Shearson Lehman account; the Bank intentionally interfered with the Borrowers' contracts; and the Bank violated Sections 1-302 and 5-807 of the Maryland Financial Institutions Code. In the Bankruptcy action, the Borrowers also alleged that the Bank violated the Equal Credit Opportunity Act ("ECOA"). The Bankruptcy Court dismissed the ECOA counterclaim with prejudice and other counterclaims without prejudice to be resolved in the State Court litigation.

         In 1993, the Borrowers filed a complaint against the Bank in the Bankruptcy case requesting that proceeds of the Shearson Lehman account be turned over to the Borrowers to fund a bankruptcy plan. The Bank filed a counterclaim for a declaratory judgment that the Bank has a perfected security interest in the account and for dismissal of the complaint. (The Borrowers' complaint for turnover and the Bank's counterclaim may be referred to collectively as the "Turnover Action".) The Bankruptcy Court granted summary judgment in favor of the Bank in the Turnover Action, ruling that the Bank has a perfected security interest in the account. The Bankruptcy Court also denied motions for reconsideration filed by the Borrowers and their counsel. In a memorandum opinion very favorable to the Bank, the Bankruptcy Court raised the issue that the Borrowers may be estopped from pursuing their misrepresentation claim in the State Court litigation due to the Borrowers' failure to raise that claim in the Turnover Action.

         On or about August 15, 1994, the Borrowers' bankruptcy was converted to a Chapter 7 proceeding. A Chapter 7 Trustee has been appointed to liquidate the assets of the estate. The Bank has submitted an offer to the Trustee for the settlement of the State Court litigation, which offer is under review by the Trustee.

         ITEM 2 - CHANGES IN SECURITIES    N/A

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES   N/A

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of FWB Bancorporation (the "Corporation") was held at FWB Bank, 1800 Rockville Pike, Rockville, Maryland 20852, on April 6, 1995.

         ELECTION OF DIRECTORS
         The following persons were elected as Directors of the Corporation, to serve for a period of one year.



         NAME                      VOTES FOR         VOTES WITHHELD

         Wilma E. Bernstein        2,327,945         254,702
         Abbey J. Butler           2,327,945         254,702
         Steven K. Colliatie       2,327,928         254,719
         Melvyn J. Estrin          2,327,945         254,702
         Nella C. Manes            2,327,461         255,186
         Avis Y. Pointer           2,327,945         254,702
         Joan H. Schonholtz        2,327,461         255,186


         ITEM 5 - OTHER INFN/AATION   N/A

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

              (4) Instruments defining the rights of security holders, including indentures: N/A

              (10)  Material contracts:  N/A

              (11)  Statement regarding computation of per share earnings:
                    Earnings per share have been computed based upon 3,227,455 shares, the weighted average number of shares outstanding during the period ending June 30, 1995.

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

              (22) Published report regarding matters submitted to vote of security holders: N/A

              (23)  Consents of experts and counsel:  N/A

              (24)  Power of attorney:  N/A

              (27)  Financial Data Schedule:  Filed herewith.

         B.   Reports on Form 8-K

              No reports on Form 8-K were filed during the second quarter of 1995.

                                   SIGNATURES
                                   __________


In accordance withn the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FWB BANCORPORATION
                                           (Registrant)


Date:     August 4, 1995                   /s/ Steven K. Colliatie
                                           _______________________
                                           Steven K. Colliatie
                                           President


Date:     August 4, 1995                   /s/ Barbara L. Martinez
                                           _______________________
                                           Barbara Martinez
                                           Chief Financial Officer