Form 10QSB
period 1995-09-30
FWB BANCORPORATION
filed 1995-11-06
CIK 719488

                   SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30,1995 Commission File Number 0-16187
                              ___________________                        ______



                               FWB BANCORPORATION
                              ____________________
       (Exact name of small business issuer as specified in its charter)


     Maryland                                         52-1332050
    ___________                                     ______________
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)


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

         YES    X                   NO
               _____               _____

         At October 31, 1995, there were 3,258,833 shares of Common Stock, Par Value $.10 per share outstanding.


         Transitional Small Business Disclosure Format

         YES                        NO     X
               _____                     _____

                               TABLE OF CONTENTS
                               _________________

PART I - FINANCIAL INFORMATION                                       PAGE
______________________________                                       _____

  Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets...................................3
         Consolidated Statements of Income (Loss)......................4
         Consolidated Statements of Changes in Stockholders' Equity....5
         Consolidated Statements of Changes in Cash Flows..............6
         Notes to Consolidated Financial Statements....................7

  Item 2 - Management's Discussion and Analysis

         Financial Condition ........................................7-9
         Results of Operations......................................9-11

PART II - OTHER INFORMATION
___________________________

  Item 1 - Legal Proceedings..........................................12

  Item 2 - Changes in Securities......................................12

  Item 3 - Defaults Upon Senior Securities............................12

  Item 4 - Submission of Matters to a Vote of Security Holders........12

  Item 5 - Other Information..........................................12

  Item 6 - Exhibits and Reports on Form 8-K........................12-13

  SIGNATURES..........................................................14

-------------------------------------------------------------------------------
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
-------------------------------------------------------------------------------

                               FWB BANCORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                               September 30,     December 31,
                                                        1995             1994
                                             ---------------     --------------
ASSETS
Cash and due from banks                               $1,508            $1,567
Federal funds sold                                         -                 -

Investment securities:
    Available for sale - at fair value                 3,558             2,244
    Held to maturity - at amortized cost               4,931             4,866
                                             ---------------     --------------
Total Investment Securities                            8,489             7,110
                                             ---------------     --------------

Loans                                                 29,850            27,002
    Less allowance for loan losses                      (726)             (704)
                                             ---------------     -------------
Loans - net                                           29,124            26,298
                                             ---------------     -------------

Property and equipment                                   315               289
Other real estate owned, net                           1,052             1,633
Accrued interest receivable                              322               429
Other assets                                             261             4,087
                                             ---------------     -------------

        TOTAL ASSETS                                 $41,071           $41,413
                                             ===============     =============

LIABILITIES
Non-interest bearing deposits                         $7,810            $8,850
Interest bearing deposits                             28,404            27,992
                                             ---------------     -------------
    Total deposits                                    36,214            36,842

Federal funds purchased and securities sold
      under agreements to repurchase                   1,001             1,352

Accrued expenses and other liabilities                   186               114
                                             ---------------     -------------

        TOTAL LIABILITIES                             37,401            38,308
                                             ---------------     -------------

STOCKHOLDERS' EQUITY
Common stock - $.10 par value, shares
  authorized 7,500,000;  shares outstanding
  3,258,833; 2,758,833 and 3,178,833
  respectively                                           326               318
Additional paid-in capital                             8,476             8,331
Accumulated deficit                                   (4,842)           (5,081)
Net unrealized holding loss on investment
  securities                                            (290)             (463)
                                             ---------------     -------------

        TOTAL STOCKHOLDERS' EQUITY                     3,670             3,105
                                             ---------------     -------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                       $41,071           $41,413
                                             ===============     =============

                               FWB BANCORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                  (unaudited)

                                   For the Nine                Third Quarter
                                   Months Ended                  Ended
                                   September 30,               September 30,
                                  1995        1994            1995      1994
                                -------      -------        -------   -------
INTEREST INCOME:
 Interest and fees on loans     $2,216       $1,663           $769      $632
 Interest on investment
   securities: U. S. Government,
   its agencies, and sponsored
   entities                        331          555            108       197
 Interest on federal funds sold     90           28             24         3
                                -------      -------        -------   -------
      Total interest income      2,637        2,246            901       832
                                -------      -------        -------   -------
INTEREST EXPENSE:
 Interest on certificates
   of deposit of $100,000 or more   89           21             33         6
  Interest on other deposits       737          653            256       207
                                -------      -------        -------   -------
                                   826          674            289       213
 Interest on federal funds
   purchased and securities
   sold under agreements to
   repurchase                       9            12              7        10
                                -------      -------         ------   -------
      Total interest expense       835          686            296       223
                                -------      -------         ------   -------

NET INTEREST INCOME              1,802        1,560            605       609

PROVISION (RECOVERY)
  FOR LOAN LOSSES                  (30)        (114)           ---       ---
                                -------      -------         ------   -------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES      1,832        1,674            605       609
                                -------      -------         ------   -------

NON-INTEREST INCOME:
 Service charges on
   deposit accounts                168          147             53        54
 Gain on sale of OREO              ---            9            ---        (1)
 Other income                      165          147             91        76
                                -------      -------        -------   -------
 Total non-interest income         333          303            144       129
                                -------      -------        -------   -------
NON-INTEREST EXPENSE:
 Salaries and employee benefits    945          883            308       321
 Occupancy and equipment expense   355          375            120       129
 Data processing services          152          130             54        44
 FDIC insurance                     46           75              1        23
 Insurance                          32           74             14        10
 Legal fees                        120           97             32        57
 Other real estate owned expense    48          143              7        21
 Other expenses                    228          200             85        71
                                -------      -------         -------  -------
   Total non-interest expense    1,926        1,977            621       676
                                -------      -------         -------  -------
INCOME (LOSS) BEFORE
  INCOME TAXES                     239            0            128        62

APPLICABLE INCOME TAX              ---          ---            ---       ---
                                -------      -------        -------   -------
NET INCOME (LOSS)               $  239           $0           $128       $62
                                =======      =======        =======   =======

EARNINGS PER COMMON SHARE:      $0.10         $0.00           $0.05    $0.02

                                       2


                               FWB BANCORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)



                                                        Unrealized
                                   Additional             Holding     Total
                           Common   Paid-In  Accumulated  (Loss)      Stock-
                           Stock    Capital   (Deficit)  on Secur-   holders'
                                                           ities      Equity
                           ------- --------- ----------- ---------  ---------

BALANCE AT DECEMBER 31,
 1993                       $ 276   $7,541    $(5,153)    $(192)     $2,472


  Net loss for the nine
   months ended
   September 30, 1994         ---      ---        ---       ---         ---

  Net change in unrealized
   depreciation on
   investment securities      ---      ---        ---     1,289)     (1,289)
                           -------  -------   --------   -------     -------
BALANCE AT SEPTEMBER 30,
 1994                       $ 276   $7,541    $(5,153)   $1,481)     $1,183
                           =======  =======   ========   =======     =======




BALANCE AT DECEMBER 31,
 1994                       $ 318   $8,331    $(5,081)    $(463)     $3,105

  Net income for the nine
    months ended
    September 30, 1995        ---      ---        239       ---         239

  Issuance of common
   stock at $2.00 per share     8      145        ---       ---         153

  Net change in unrealized
   appreciation on
   investment securities      ---      ---        ---       173         173
                          -------  -------    --------   --------   --------
BALANCE AT SEPTEMBER 30,
 1995                       $ 326   $8,476    $(4,842)    $(290)     $3,670
                          =======  =======    ========   ========   ========

                                       3



                               FWB BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                       For Nine Months Ended
                                                          September 30,
                                                        1995          1994
                                                      -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $ 239        $    0
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                          77            82
    Accretion and amortization of securities              (8)           (8)
    Provision for loan losses                            (30)         (114)
    Net realized gain from sales of assets               (58)           (9)
    Other real estate owned - write downs                 30           114
    Net changes in:
      Accrued interest receivable                        107            56
      Prepaid expenses and other assets                  376            13
      Accrued expenses and other liabilities              72            41
      Other - net                                         86           125
                                                      -------      --------
        Net cash provided by operating activities        891           300
                                                      -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available for sale securities          (1,248)       (2,012)
  Proceeds from maturities/principal payments
   on available for sale securities                       50           250
  Proceeds from sale of available for sale
   securities                                          4,000         1,300
  Net increase in loans originated                    (5,093)       (6,604)
  Net increase in loans sold                           1,830         1,116
  Net decrease in loans purchased                        440         2,957
  Purchases of property and equipment                   (103)          (39)
  Proceeds from disposition of other real estate owned   ---         1,174
                                                      -------      --------
       Net cash used by investing activities            (124)       (1,858)
                                                      -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in deposits                              (628)         (421)
  Net (decrease) increase in federal funds
   purchased and securities sold
   under agreements to repurchase                       (351)        1,617
  Proceeds from issuance of common stock                 153           ---
                                                      -------      --------
    Net cash (used) provided by financing activities    (826)        1,196
                                                      -------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (59)         (362)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,567         2,170
                                                      -------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,508        $1,808
                                                      =======      ========

Supplemental disclosures:
  Interest payments                                     $791          $691
  Income tax payments                                    ---           ---

Noncash investing and financing activities:
  Transfers from loans to other real estate owned        ---           ---
  Unrealized gain (loss) on investment
   securities available for sale                          21        (1,081)

                                       4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the financial statements which have been prepared in accordance with generally accepted accounting principles. The financial statements contained herein, except for the financial statements as of December 31, 1994, are unaudited. In management's opinion, the financial statements present fairly the financial condition of the Corporation and its subsidiary at September 30, 1994 and September 30, 1995, and all adjustments necessary to fairly state the results of operations and financial condition are reflected and that such adjustments are of a normal recurring nature. The results of operations presented for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations to be expected for the remainder of the year.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

FWB Bancorporation's (the "Corporation") total assets at September 30, 1995 of $41,071,000 reflected a decrease of $342,000 or 0.83% from December 31, 1994. The Corporation's Stockholders' Equity of $3,670,000 at September 30, 1995 reflected an increase of $565,000 or 18.20% from December 31, 1994. The increase is attributable to additional capital raised under a private placement memorandum, earnings from operations, and a reduction in net unrealized holding loss on investment securities. See "Stockholders' Equity of the Corporation" below.

Total loans of the Corporation's wholly owned financial institution subsidiary, FWB Bank, (the "Bank") at September 30, 1995 of $29,850,000 reflected an increase of $2,848,000 or 10.55% from December 31, 1994. The increase in total loans reflects the results of the Bank's increased marketing efforts to small business and professionals.

Total deposits of the Bank at September 30, 1995 of $36,214,000 reflected a decrease of $628,000 or 1.70% from December 1994. While non-interest bearing deposits decreased $1,040,000 or 11.75%, these deposits continue to constitute
approximately  22%  of  total  deposits.   Although  interest  bearing  deposits
decreased by 11% in the third quarter due to maturity of approximately $2,800,000 in certificates of deposits, when compared to December 1994, interest bearing deposits increased $412,000 or 1.47%.

Liquidity.
__________  The Bank's  liquidity  position,  those  assets  invested  in  cash, federal funds, and obligations of the U.S. Government, its agencies, and sponsored entities available for sale, totalling $5,066,000, reflected an increase of $1,255,000 from December 31, 1994 due to a shift from less liquid assets to more liquid assets. In the first quarter of 1995, the Bank received $4,000,000 from the proceeds of the sale of investment securities. These funds were used to fund loans in the first two quarters of 1995 and increase holdings of fixed rate securities in the Bank's available for sale portfolio. Funds available through the Bank's sources of short term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs.
                                        5

Although this liquidity position remains adequate, the Bank continues to evaluate the asset and liability mix to ensure that liquidity needs are met.

The Bank's loan to deposit ratio was 82.04% at September 30, 1995 compared to 73.17% at December 31, 1994.

Investment Activity.
____________________ The Corporation invests in various types of liquid assets, including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds, and other qualifying liquid investments. In March 1995, the Bank purchased $250,000 in Treasury Notes with a one year maturity and in June 1995, the Bank purchased two $500,000 fixed rate medium term agency issues maturing in two and five years, respectively. The issues purchased in June have callable options within one year. These purchases were a result of an evaluation of short term liquidity needs and current yields.

Allowance  for Loan Losses.
___________________________ The allowance for loan losses at September 30, 1995 was $726,000 or 2.43% of total loans outstanding, compared to $704,000 or 2.61% at December 31, 1994. There were $5,000 in charge-offs and $21,000 in recoveries in the quarter ending September 30, 1995. As of September 30, 1995, the Bank's total charge-offs year to date were $34,000. Year-to-date recoveries in 1995 totalled $86,000. At September 30, 1995, the allowance for loan loss was 186.15% of non-performing loans compared to 177.33% at December 31, 1994.

Non-Performing  Loans and Assets.
_________________________________ The Bank's non-performing assets totalling $1,582,000 consist of past due and restructured loans, other real estate owned ("OREO"), and other assets. The percentage of non-performing assets to total assets continues to decrease to 3.85% at September 30, 1995 from 4.90% at December 31, 1994. Management intends to continue its efforts to reduce non-performing assets through future sales of OREO and other assets and upgrading of non-performing loans.

Non-performing loans, consisting of loans delinquent 90 days or more and in non-accrual status and restructured loans, were $390,000 at September 30, 1995 compared to $397,000 at December 31, 1994. This amount consists primarily of one loan in the amount of $371,000 which has been renegotiated and is currently performing within its terms. The percentage of non-performing loans to total loans decreased to 1.31% at September 30, 1995 from 1.47% at December 31, 1994.

At September 30, 1995, OREO, net of valuation reserve, was $1,052,000 compared to $1,633,000 at December 31, 1994, a decrease of $581,000 or 35.58%. This decrease is primarily a result of a reclassification of a property in the amount of $550,000 to other assets. The reclassification of this property was the result of an evaluation done in conjunction with the Bank's recent examination as of January 31, 1995. The Bank has a contractual interest in sales proceeds from the property which is owned by an affiliate of the Bank as a result of foreclosure. A significant portion of this asset was sold as of July 31, 1995. The portion which continues to be held as other assets in the amount of $140,000 remains available for sale. In addition, a valuation reserve in the amount of

$30,000 was established in the first quarter of 1995 for another property as a result of an updated appraisal. This property is currently generating rental income on a monthly basis (see "Non-Interest Income and Expense") and the lease agreement contains a purchase option at a price significantly above the Bank's carrying value. It is management's belief that the property will be sold for the option price at the end of the lease. Generally, the Bank obtains appraisals annually by state licensed or certified appraisers for each property owned. At September 30, 1995, management believes OREO properties approximate fair value. There were no additions to OREO in the current period.

Stockholders'  Equity.
______________________  Stockholders' equity of $3,670,000 at September 30, 1995 increased $565,000 or 18.20% from December 31, 1994. The increase in equity capital since December 31, 1994 includes year-to-date earnings from operations in the amount of $239,000 and the raising of an additional $153,000 under a private placement offering initiated in December 1994. This offering closed June 25, 1995. Also included in stockholders' equity at September 30, 1995 is an unrealized holding gain of $21,000 for securities available for sale compared to an unrealized holding loss of $86,000 at December 31, 1994 and $311,000 of unamortized loss on securities held to maturity compared to $377,000 at December 31, 1994. The unamortized loss on securities held to maturity relates to the transfer of securities from the available for sale portfolio to the held to maturity portfolio in 1994. This unrealized loss is being amortized over the remaining life of the securities as an adjustment of yield.

Capital Adequacy and Regulatory Requirements.
_____________________________________________  At September 30, 1995, the Bank's
ratio of Tier I capital to total average assets equalled 8.71%, which exceeded the minimum leverage capital ratio of 4% by 4.71%.

At September 30, 1995, the Bank's Tier I capital to risk-weighted assets ratio was 13.64% which exceeded the minimum required ratio of 4% by 9.64%. The Bank's total capital to risk- weighted assets ratio at September 30, 1995 was 14.89% which exceeded the minimum required ratio of 8% by 6.89%.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1995, the Corporation had net income of $239,000, a significant improvement compared to net income from the corresponding period in 1994 of $593. This increase in net income resulted primarily from an increase in net interest income of $242,000. Included in net income for the period ended September 30, 1995 is a reduction of $30,000 in the allowance for loan losses through the provision for loan losses in the first quarter of 1995. This is compared to a reduction in the allowance for loan losses through the provision of $114,000 in the corresponding period of 1994, a decrease of $84,000.

The earnings per share were $0.10 for the nine months ended September 30, 1995, compared to $0.00 per share for the corresponding period in 1994.

Net  Interest  Income.
_____________________    Net   interest   income   is  the   difference  between
interest income on earning assets and interest expense on interest bearing deposits and funds purchased. Net interest income for the nine-month period ending September 30, 1995 of $1,802,000 reflected an increase of $242,000 or 15.51% compared to the corresponding period in 1994. Interest income for the nine-month period ending September 30, 1995 was $2,637,000, an increase of $391,000 or 17.41% from the same period last year. This increase was primarily due to an increase in interest and fees on loans of $553,000 during the nine months ended September 30, 1995 compared to the same period in 1994 which resulted from an increase in average loans outstanding of $5,687,000 at September 30, 1995 compared to September 30, 1994 and an overall rate increase. Although net interest income for the quarter ended September 30, 1995 was about the same as net interest income in the corresponding quarter of 1994, net interest income in the quarter ended September 30, 1994 included collection of interest on a loan which had been in non-accrual status and was re-classified as a restructured loan. Interest income on investment securities for the nine-month period ending September 30, 1995 of $331,000 reflected a decrease of $224,000 or 40.36% compared to the corresponding period in 1994. This decrease is primarily the result of the sale of $4,000,000 in investment securities in December 1994 and, to a lesser extent, the repricing of floating rate securities in the investment portfolio. The earnings on these securities will continue to be affected by changes in the relationship of long term and short term rates as they reprice. As a result of growth in interest bearing deposits, and an overall rate increase, interest expense of $835,000 during the nine months ended September 30, 1995 reflected an increase of $149,000 or 21.72% from the corresponding period in 1994.

The average yield on interest earning assets for the nine-month period ended September 30, 1995, was 8.97% compared to 8.49% for the nine months ended
September  30,  1994.  The  average  cost of  funds  for the nine  months  ended
September 30, 1995, was 3.68% compared to 3.13% for the same period in 1994. Additionally, the net interest margin was 6.13% for the nine months ended September 30, 1995 compared to 5.90% for the corresponding period in 1994.

Provision  for Loan  Losses.
____________________________  A reduction of $30,000 in the  allowance  for loan losses through a provision for loan losses in the period ended March 31, 1995 was the result of management's evaluation that the allowance was more than adequate as credit quality improved and recoveries were realized. No future reductions of the allowance for loan losses through the provision for loan losses are anticipated.

Non-Interest Income.
_____________________ Non-interest income for the period ended September 30, 1995, was $333,000 compared to $303,000 for the nine months ended September 30, 1994, an increase of $30,000 or 9.90%. This improvement in non-interest income was due primarily to an increase in service charges on deposit accounts in the first and second quarters of 1995 and receipt of monthly rental income totalling $13,500 from a property carried as OREO. In addition, in the third quarter of 1995, a gain on the sale of loans in the amount of $58,000 was recognized. These increases in the nine months ending September 30, 1995 compared to the comparable period in 1994, were offset by decreases in gross brokers' fees on loans originated by the mortgage loan origination department and in other non-recurring fee income.

Non-Interest Expense.
______________________ Non-interest expense for the period ended September 30, 1995 of $1,926,000 reflected a decrease of $51,000 or 2.58% compared to the corresponding period of 1994. The increase in salaries and benefits expense of $62,000 during the nine months ended September 30, 1995 compared to the same period of 1994 resulted primarily from the addition of an internal auditor and a retail sales executive hired to further develop the marketing efforts of the Bank's branch network. Legal expenses of $120,000 for the nine months ended September 30, 1995 increased $23,000 compared to the corresponding period of 1994 due to continuing litigation arising from normal banking activities. Expenses associated with OREO at September 30, 1995 of $48,000 decreased $95,000 or 66.43% from the corresponding period in 1994 due to a reduction in the amount of OREO carried. The Bank's expense for FDIC insurance for the nine-month period ending September 30, 1995 of $46,000 decreased by $29,000 or 38.67% compared to the same period in 1994. On August 8, 1995, the FDIC voted to reduce the deposit insurance premium paid by most members of the Bank Insurance Fund ("BIF") effective June 1, 1995. Therefore, the Bank was eligible for a refund in the amount of $23,420 which it received in September 1995. In addition, the Bank's FDIC insurance expense continues to decrease due to its improved supervisory rating and well-capitalized position. The Bank's current assessment rate is .07% of deposits. The FDIC has established a process for raising or lowering all assessment rates for BIF-insured institutions semi-annually if conditions warrant a change. The Corporation's expense for other insurance for the period ending September 30, 1995 of $32,000 decreased by $42,000 or 56.76% compared to the corresponding period in 1994 due to a re-evaluation of the Bank's insurance coverages and premiums due to its improved financial condition and results of operations.

Applicable Income Tax.
______________________ Net operating loss carryforwards are offsetting current tax expense.

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

                      (ii) By-Laws: Incorporated by reference to Exhibit 3.2 of the issuer's Form 10- KSB for the period ending December 31, 1994 filed with the Commission.

             (4) Instruments defining the rights of security holders, including indentures: N/A

             (10)     Material contracts:  N/A

             (11)     Statement regarding computation of per share earnings:
                      Earnings per share have been computed based upon 3,237,217 shares,the weighted average number of shares outstanding during the period ending September 30, 1995.

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

             (22) Published report regarding matters submitted to vote of security holders: N/A

             (23)     Consents of experts and counsel:  N/A

             (24)     Power of attorney:  N/A

             (27)     Financial Data Schedule:  Filed herewith.

     B.      Reports on Form 8-K

             No reports on Form 8-K were filed during the third quarter of 1995.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FWB BANCORPORATION
                                                (Registrant)


Date:     November 6, 1995                      /s/ Steven K. Colliatie
          ________________                      _______________________
                                                Steven K. Colliatie
                                                President




Date:     November 6, 1995
          ________________                      /s/ Barbara L. Martinez
                                                _______________________
                                                Barbara L. Martinez
                                                Chief Financial Officer