Form 10-K
period 1995-12-31
FWB BANCORPORATION
filed 1996-03-28
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

          Annual Report under Section 13 of the Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1995

                        Commission File Number 0-16187

                              FWB BANCORPORATION
                    --------------------------------------
             (Exact name of small business issuer in its charter)

           MARYLAND                                           52-1332050
--------------------------------                        ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

         1800 ROCKVILLE PIKE, P.O. BOX 2022, ROCKVILLE, MARYLAND 20852
         -------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

Issuer's telephone number, including area code:                   (301) 770-1300
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:    None
                                                                    ------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.10 PER SHARE
                    --------------------------------------
                                Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.   YES    X     NO____
                                                                -------


Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $3,930,558.

The aggregate market value of the voting stock held by non-affiliates as of March 1, 1996 was $2,763,382. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

The number of shares of common stock outstanding as of March 1, 1996: 3,258,833.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1995. (Parts I and II)
     2. Portions of the Proxy Statement for 1996 Annual Meeting of Stockholders. (Part III)


Transitional Small Business Disclosure Format (check one):  YES ____  NO   X
                                                                         -----

Page 1 of __ Pages                                     Exhibit Index at Page __.

                               TABLE OF CONTENTS

PART I                                                                   PAGE
                                                                         ----
Item 1.   Description of Business......................................     1

Item 2.   Description of Property......................................    11

Item 3.   Legal Proceedings............................................    11

Item 4.   Submission of Matters to a Vote of Security Holders..........    12

PART II

Item 5.   Market for the Common Equity and Related Stockholder Matters.    12

Item 6.   Management's Discussion and Analysis or Plan of Operation....    12

Item 7    Financial Statements.........................................    12

Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.....................    12


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............  13

Item 10.  Executive Compensation.........................................  13

Item 11.  Security Ownership of Certain Beneficial Owners
            and Management...............................................  13

Item 12.  Certain Relationships and Related Transactions.................  13

Item 13.  Exhibits and Reports on Form 8-K...............................  13

SIGNATURES                                                                 15

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     FWB Bancorporation (the "Corporation"), headquartered in Rockville, Maryland and incorporated in the State of Maryland in 1983, is a Maryland bank holding company registered with and subject to the regulation and supervision of the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956, as amended (the "Act"). A majority of the Corporation's outstanding stock is owned by women. The Corporation's operations primarily consist of managing the operations of FWB Bank (the "Bank"), its wholly-owned banking subsidiary. The Bank is a Maryland chartered commercial bank formed in 1979 and subject to the regulation and supervision of the Maryland State Bank Commissioner (the "Commissioner") and the Federal Deposit Insurance Corporation (the "FDIC"). As of December 31, 1995, FWB Bank had 30 employees, all of which were full time. The executive offices of the Corporation and the Bank are located at 1800 Rockville Pike, Rockville, Maryland 20852 and its telephone number is (301) 770-1300.

BUSINESS OF THE BANK

     The Bank, in addition to its headquarters in Rockville, has branch offices in Bethesda and Germantown, Maryland. The Bank is a full-service community-oriented commercial bank serving small-to-medium sized businesses, professionals, and individuals in the Washington, DC metropolitan area.

     The Bank offers a full range of commercial and retail banking services, including commercial and consumer loan and deposit products suited to businesses and professional and consumer customers. Commercial products include working capital loans, letters of credit, lines of credit, and real estate loans, along with deposit products to support the business needs of the customer. Consumer products include home equity loans, automobile and other personal loans, overdraft protection through "Chek-Gard", home improvement loans, mortgage loans and deposit products including checking, savings, certificates of deposit, and individual retirement accounts. The Bank operates three Automated Teller Machines, one at each of its office locations. The Bank is a member of the Internet shared automated teller system, the MOST(R) system, PLUS, and the Exchange systems, providing 24 hour access to funds.

     The Bank's mission is to provide a high level of personal service to the local community and also to participate in community service within the Montgomery County and the Washington, D.C. metropolitan area. The Bank competes with local and regional commercial banks, savings associations, mutual savings banks, credit unions, money market brokers, and other financial institutions that provide loan and deposit relationships. The Bank competes with these other institutions for customers by offering competitive products and services, interest rates, and delivery of quality service and expertise.

LENDING ACTIVITIES

     The Bank's lending activities are broken into three broad types of loan categories consisting of commercial, real estate and consumer loans. The overall size and composition of the loan portfolio depends upon the market demand for credit and management's requirements for liquidity, asset quality and profitability.

     The composition of the Bank's loan portfolio is shown on the following table.

                A.     LOANS OUTSTANDING BY TYPE AT DECEMBER 31
                                (IN THOUSANDS)

                                                   % of                 % of                 % of
                                        1995    Portfolio    1994    Portfolio    1993    Portfolio
                                        ----    ---------    ----    ---------    ----    ---------
Real Estate - Mortgage...............  $ 17,107    57%      $ 16,329     60%     $ 12,363     53%

Real Estate - Construction...........       221     1             29      0             0      0

Commercial...........................    10,403    35          9,125     34         8,931     38

Consumer.............................     2,021     7          1,519      6         2,103      9
                                        -------   ---        -------    ---       -------    ---

   Total.............................   $29,812   100%       $27,002    100%      $23,397    100%
                                        =======   ===        =======    ===       =======    ===

        The table which follows shows contractual maturities and interest sensitivities of loans in the Portfolio by type of loans as of December 31, 1995. The Bank's experience indicates that some loans will be renewed or prepaid prior to scheduled maturity.


          B.  MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
                                (IN THOUSANDS)

                                                  DUE IN ONE            DUE IN              DUE AFTER
AT DECEMBER 31, 1995                             YEAR OR LESS       ONE-FIVE YEARS         FIVE YEARS
--------------------                             ------------       --------------         ----------
Real Estate - Mortgage.........................   $  10,182            $  4,080             $  2,845
Real Estate - Construction.....................         221                   0                    0
Commercial.....................................       9,248               1,064                  151
Consumer.......................................       1,323                 516                  182
                                                    -------            --------             --------

   Total loans maturities......................   $  20,974            $  5,660             $  3,178
                                                  =========            ========             ========

                                                                                            Variable
 LOANS WITH MATURITIES OF ONE YEAR OR GREATER                         Fixed Rate              Rate
                                                                      ----------            --------
Real Estate - Mortgage.........................                       $  6,461              $    464
Real Estate - Construction.....................                              0                     0
Commercial.....................................                          1,215                     0
Consumer.......................................                            698                     0
                                                                      --------              --------
   Total Loans.................................                       $  8,374              $    464
                                                                      ========              ========

REAL ESTATE MORTGAGE AND CONSTRUCTION LOANS

     The Bank makes a wide variety of mortgage loan products available to businesses and individuals. Residential mortgages are made through the Bank's mortgage lending division, with numerous pricing, term and structuring options available. The Bank makes home equity lines of credit available to homeowners for a variety of purposes, with rates based upon the prime rate published in The
                                                                             ---
Wall Street Journal, as well as fixed rate home equity term loans for a variety
-------------------
of purposes including home improvement. These loans are typically secured by 1- to 4-family, owner occupied homes in the Washington, D.C. metropolitan area. Commercial mortgages are made available to businesses and individuals for the purchase or re-finance of commercial properties such as office buildings, apartment buildings and industrial buildings located in the Washington, D.C. metropolitan area. These commercial mortgages generally have adjustable rates of interest based upon the prime rate as published in The Wall Street Journal,
                                                      -----------------------
or tied to an index of U.S. Government securities, have maturities of five years or less and have amortizations of 15-30 years. The Bank does not generally make fixed-rate loans with maturities greater than 15 years for its own portfolio.

     On a limited basis, the Bank makes loans to businesses and individuals to finance the acquisition, development and construction of real estate. Generally, the loans are made to entities that are constructing the property for their own use and have qualified for permanent financing prior to beginning construction. The Bank's construction loans generally have adjustable rates of interest based on the prime rate as published in The Wall Street Journal, with terms not
                                  -----------------------
generally exceeding one year.

COMMERCIAL LOANS

     The Bank makes commercial loans primarily to small- to medium-sized businesses, professionals, and other individuals who desire specialized and personalized financial services. The Bank offers a variety of commercial lending products, including revolving lines of credit, letters of credit, working capital loans, and loans to finance accounts receivable, inventory, and equipment. The Bank's commercial loans generally have adjustable rates of interest based on either the Bank's base lending rate or the prime rate, with terms not generally exceeding five years. Revolving lines of credit generally do not exceed terms of one year. Commercial loans are generally secured by accounts receivable, inventory, other business assets, or real estate.

CONSUMER LOANS

     The Bank makes consumer (installment) loans to individuals for a variety of personal and household purposes. Such loans generally are at fixed rates for terms of up to five years.


DELINQUENCIES AND NON-ACCRUAL LOANS

     All delinquencies over five days are reviewed by loan officers and management on a weekly basis. Delinquencies greater than 30 days are reviewed by the Board of Directors on a monthly basis. The Bank's loan policy states that the transfer of a loan to non-accrual status will occur when there is a deterioration in the financial condition of the borrower and/or of collateral such that the collectability of principal and interest is in question or when a loan becomes contractually 90 days past due, unless, based upon management's judgment, the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, all accrued but unpaid interest is reversed from income and future payments are treated as cash income when received. Refer to the schedule of non-performing assets and past-due loans on page 4.

     Collection Policy.  The loan officer who services a borrower's loan is
     -----------------
responsible for monitoring the borrower's financial condition and reviewing the file on a regular basis. If the loan becomes delinquent, the officer is responsible for the collection of the loan. A past due notice is generally sent when a loan becomes 15 days past due. Thereafter, the account officer makes contact with the borrower on a regular basis as necessary. The officer is responsible for keeping the Bank's management up to date on their collection efforts and new developments regarding the loan's status. As stated above, the Bank's past due reports are reviewed by management on a weekly basis. When a loan becomes 90 days delinquent it is to be transferred to non-accrual status based on the non-accrual guidelines stated above.

     Classified Assets.  The Bank reviews the loan portfolio on an ongoing basis
     -----------------
to detect and identify loans that show a deterioration in the borrower's financial condition or collateral values. Each loan is rated through a criteria and classification system based on the quality of the loan. There are eight ratings that can be assigned to a loan. These ratings are reviewed on an annual basis. These ratings are intended to be identical to the ratings used by the Bank's regulatory agencies. Of the eight ratings, the first four are generally referred to as "pass" loans, the fifth as "special mention" loans and the sixth, seventh, and eighth as "substandard," "doubtful," and "loss." When the Bank classifies loans as either "substandard" or "doubtful," it is required to establish a specific allowance for loss in an amount deemed prudent by management. When the Bank classifies a loan as "loss" it is required to establish a specific allowance equal to 100% of the amount or to charge-off the amount against the allowance for credit losses. In addition to these specific allowances, the Bank maintains a general allocation which represents loss allowances which have been established to recognize the inherent risk associated with lending activities but have not been allocated to particular loans. The Bank's determination as to the classification of its assets and the amount of its allowance for credit losses is subject to review by the FDIC and the Commissioner which can require the establishment of additional general or specific loss allowances.

     The Bank maintains a Watch List of all loans rated special mention or worse. The Watch List includes, among other things, basic information on the loan, its risk rating, allowance percentage allocated to the loan and the dollar amount of the allowance specifically reserved against the loan. All changes in risk rating assignments must be approved by the chief lending officer. Changes also are made on a monthly basis upon the recommendation of the loan officer responsible for the loan. The Watch List is reviewed by the Board of Directors on a monthly basis.

OTHER REAL ESTATE OWNED

     Other real estate owned represents assets acquired in satisfaction of loans either by foreclosure, deeds taken in lieu of foreclosure or by in substance foreclosure. In substance foreclosures include loans where the borrower has little or no equity in the collateral and it is doubtful that the borrower can rebuild equity in the foreseeable future.

     Properties acquired are recorded at the lower of cost or fair value minus estimated selling costs at the time of acquisition with any deficiency charged to the allowance for credit losses. Thereafter, costs incurred to operate or carry the properties are charged to operating expense. Gains and losses resulting from the final disposition of the properties are included in non-interest expense. Any reductions in value as determined by periodic re-appraisal of the property, or other means, is either charged to operations or reserved against the property by an allowance which is funded by a charge to operations.

     Generally, the Bank obtains appraisals annually by state licensed or certified appraisers for each property owned at acquisition, and evaluates each property's value regularly thereafter.

                C.     NON-PERFORMING ASSETS AND PAST DUE LOANS
                                (IN THOUSANDS)

                                                                       1995      1994      1993
                                                                      ------    ------    ------
Non-Performing Assets:
  Loans accounted for on a non-accrual basis.......................   $    77   $     0   $  423
  Restructured loans...............................................       388       397       18
                                                                      -------   -------   ------
     Total non-performing loans....................................       465       397      441
  Other real estate owned net of allowance.........................     1,052     1,633    2,912
  Other non-performing assets......................................       100         0        0
                                                                      -------   -------   ------
   Total non-performing assets.....................................   $ 1,617   $ 2,030   $3,533
                                                                      =======   =======   ======

     Total non-performing assets to total assets...................     3.98%     4.90%    8.46%
     Total non-performing loans to total loans.....................     1.56%     1.47%    1.88%

Past Due Loans:
  Loans contractually past due 90 days or more as to
     interest or principal payments, still accruing................   $     0   $     0   $    0
  Loans contractually past due 30 days or more through
     90 days as to interest or principal payments, still accruing..       954         0      121
                                                                      -------   -------   ------
     Total Past Due Loans..........................................   $   954   $     0   $  121
                                                                      =======   =======   ======

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is established through a provision for credit losses based on management's evaluation of the risk inherent in the loan portfolio and the general economy. This evaluation, which includes a review of the loan portfolio, considers, among other things, the estimated net realizable value of the underlying collateral, economic conditions, historical loan loss experience, and other factors. The adequacy of this allowance is reviewed by management on a quarterly basis and subsequently reviewed by the Board of Directors. Although the Bank attempts to maintain an allowance adequate to cover potential losses, there can be no assurance that future losses will not exceed the Bank's allowance.

                      SUMMARY OF LOAN LOSS EXPERIENCE AND
                          ALLOWANCE FOR CREDIT LOSSES
                            (DOLLARS IN THOUSANDS)

                                                              1995            1994            1993
                                                             ------          ------          ------
Balance January 1....................................        $     704       $     809       $     892
Provision (recovery) charged to operating expense....              (30)           (114)              0
                                                             ----------      ----------      ---------

Recoveries:
  Commercial.........................................               13              91             287
  Real Estate - Construction.........................               83              31             136
  Real Estate - Mortgage.............................                0               0              50
  Consumer and other.................................               12              23              38
                                                             ---------       ---------       ---------
     Total recoveries................................              109             145             511
                                                             ---------       ---------       ---------

Charge-offs:
  Commercial.........................................                0              82              84
  Real Estate - Construction.........................                0              25              26
  Real Estate - Mortgage.............................                5               9             426
  Consumer and other.................................               30              20              58
                                                             ---------       ---------       ---------
     Total charge-offs...............................               35             136             594
                                                             ---------       ---------       ---------
                                                                    74               9             (83)
                                                             ---------       ---------       ---------
Balance December 31..................................        $     748       $     704       $     809
                                                             =========       =========       =========

Average amount of total loans outstanding, net.......        $  29,524       $  24,464       $  19,035
Total loans outstanding at December 31, gross........        $  29,812       $  27,002       $  23,397

Loan loss ratios:
  Net charge-offs to average loans outstanding, net..             .25%            .04%           .044%

Allowance for possible loan losses to total
  loans outstanding December 31......................            2.51%           2.61%           3.46%

ALLOCATION OF ALLOWANCE FOR LOAN
LOSSES AMONG LOAN TYPE AND % OF                           % OF                % OF                % OF
LOAN TYPE TO TOTAL LOAN PORTFOLIO               1995    PORTFOLIO    1994   PORTFOLIO    1993   PORTFOLIO
                                               ------   ---------   ------  ---------   ------  ---------
Commercial..................................   $     1      35%     $    70    34%      $    88    38%
Real Estate - Construction..................        96       1           12     0             0     0
Real Estate - Mortgage......................       117      57           57    60           102    53
Consumer....................................         0       7            3     6            48     9
Unallocated.................................       534     N/A          562   N/A           571   N/A
                                               -------              -------              ------
     Total..................................   $   748              $   704              $  809
                                               =======              =======              ======

INVESTMENT ACTIVITY

     The Corporation's investment policy is implemented by the Investment Committee, which is comprised of selected Board members and management. The investments are chosen primarily to provide and maintain adequate liquidity and to generate a positive return on investments without undue interest or credit risk. Investments are generally made with the intent to hold them until maturity. The Corporation invests in various types of liquid assets, including United States Treasury obligations and securities of Federal Government agencies and sponsored entities, certain certificates of deposit, Federal funds, and other qualifying liquid investments. At December 31, 1995, the Corporation had $8,014,773 outstanding in the investment portfolio and $12,000 in other investments. Refer to Note 3 of the Notes to the Consolidated Financial Statements contained in Item 7 hereof for the carrying and fair values of the investment securities portfolio. The investment portfolio is accounted for in accordance with FAS 115 which was implemented as of December 31, 1993. Refer to Management's Discussion and Analysis in Item 6 hereof for a discussion of certain investments.

DEPOSIT ACTIVITIES

     The Bank offers a wide range of deposit products with varying rates and terms to meet the banking needs of both individuals and business customers in the community. The Bank offers checking, interest checking, money market accounts, savings, and individual retirement accounts ("IRAs"). The Bank also offers a variety of certificates of deposit with maturities of three months to five years.

     The average balance of deposits and average interest paid during the years 1995, 1994 and 1993 can be found in the Three Year Average Consolidated Balance Sheet contained in Item 6 hereof.

   A.  CERTIFICATES OF DEPOSIT OF OVER $100,000 BY MATURITY AT DECEMBER 31,
                                (IN THOUSANDS)


                                         1995          1994        1993
                                        ------        ------      ------
Three months or less..................  $1,191        $  330      $  100
Over three months through six months..     100           100         200
Over six months through one year......     436           675         517
Over one year.........................     106             0           0
                                        ------        ------      ------
     Total............................  $1,833        $1,105      $  817
                                        ======        ======      ======

BORROWINGS

     The average amounts of borrowings outstanding during 1995, 1994 and 1993 and the approximate weighted average interest rate thereon is contained in the Three-Year Average Consolidated Balance Sheet in Item 6 hereof.

SUPERVISION AND REGULATION

     The Corporation is a bank holding company within the meaning of the Act and is registered as such with the FRB. The Corporation is required to file with the FRB an annual report and such other information as the FRB may require pursuant to the Act. The Corporation is subject to regulation and examination by the FRB, which may also examine any of the Corporation's subsidiaries.

     The Act generally restricts activities of all bank holding companies and their subsidiaries to banking, and the business of managing and controlling banks, and to other activities which are determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Act generally requires prior approval by the FRB of the acquisition by a bank holding company of more than five percent of the voting shares of any bank. With certain exceptions, the Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company, unless the FRB determines by order or regulation that the activities of the company whose shares are to be acquired are so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property where the lease serves as the functional equivalent of a loan;
(vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

     Subsidiary banks of a bank holding company are subject to certain quantitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or guarantee or letter of credit on behalf of the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors, and principal shareholders of the Holding Company and its subsidiaries, and related interests of such persons. Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the holding company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services.

     As a state-chartered commercial bank, the Bank is subject to regulation and examination primarily by the Commissioner but also by the FDIC. These agencies, as well as Federal and State law, extensively regulate various aspects of the Bank's business including permissible types and amounts of loans, investments and other activities, capital adequacy (by requiring minimum capital ratios), branching, and the safety and soundness of banking practices. Both the Commissioner and the FDIC have substantial authority to regulate unsafe or unsound practices and violations of law including cease and desist orders, removal of directors and officers, civil money penalties and, ultimately, appointment of a receiver or conservator. Banking regulations restrict transactions by banks owned by a bank holding company, including: (1) loans to and certain purchases from the parent holding company, principal shareholders, officers, directors, and their affiliates; (2) investments by the subsidiary bank in the shares or securities of the parent bank holding company (or any other nonbank affiliates); and (3) acceptance of such shares or securities as collateral for loans to any borrower. The Bank's regulators also may review other transactions, such as payments of management fees by subsidiary banks to affiliated companies. The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to the Corporation. Under Maryland banking regulations, the Bank may not declare a cash dividend except out of undivided profits, or from its surplus in excess of 100% of its required capital stock with the prior approval of the Commissioner, both after providing for due and accrued expenses, losses, interest and taxes. In addition, the FDIC may restrict the ability of the Bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. Also, State and Federal laws regulate the amount of voting stock of a bank or bank holding company that a person may acquire without prior approval.

     Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily interest checking and regular checking accounts). The Federal Reserve Board regulations generally require that, for 1995, reserves of 3% must be maintained against aggregate transaction accounts of $54.0 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.62 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% and was reduced to 10% effective April 1, 1992) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Since the amount of the Bank's transaction accounts are below the $54.0 million, the Bank is currently subject to the 3% reserve requirement for maintaining reserves. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

EFFECT OF GOVERNMENTAL ACTION

     Operating results of the Corporation and the Bank are affected by the policies of various regulatory, fiscal and monetary authorities including the FRB. Major functions of the FRB, in addition to those set out under Supervision and Regulation above, are to regulate the supply of bank credit and to deal generally with economic conditions within the United States, including efforts to combat recessionary economic conditions and to curb inflationary pressures. The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall levels of bank loans and extensions of credit, investments and deposits as well as the interest rate paid on liabilities and received on earning assets. The implementation of these policies has had a significant effect on the operating results of bank holding companies and banks in the past and will continue to do so in the future. In view of changing conditions within the national economy as well as the uncertain effects of actions by regulatory, fiscal, and monetary authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the business and earnings of the Corporation and the Bank. Also, it cannot be predicted whether or in what manner the operation of the Corporation and the Bank may be effected by any pending or future Federal or state legislative actions.

COMMUNITY REINVESTMENT

     Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a financial institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA rating system identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received a "Satisfactory" CRA rating in its most recent examination.

CAPITAL MAINTENANCE

     The FDIC has issued regulations that require banks with deposits insured by the Bank Insurance Fund ("BIF"), such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total average assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and purchased credit card relationships). At December 31, 1995, the Bank's ratio of core capital to total average assets equalled 9.36%, which exceeded the minimum leverage requirement.

     The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8 % and core capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, certain other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate term preferred stock, and allowance for loan and lease losses. Allowance for loan and lease losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. Federal law also prohibits a bank from paying a dividend if it will not meet applicable capital requirements after the payment.

     At December 31, 1995, the Bank's total capital to risk-weighted assets was 15.90% and the Bank's core capital to risk-weighted assets was 14.65%, both exceeding the FDIC risk-based capital requirement.

PROMPT CORRECTIVE ACTION

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA") established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, FRB, Office of the Comptroller of the Currency ("OCC") and OTS have adopted final rules, effective December 19, 1992, which require such regulators to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on capital distributions and dividends to seizure of the institution. Generally, subject to narrow exceptions, FDICIA authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be no less than 2% of assets. The FDICIA also allows the regulator to downgrade an institution if the institution is determined to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. Such a downgrading may result in an otherwise "adequately capitalized" institution with other problems being subject to supervisory actions as if it were classified as "undercapitalized."

     The final rule adopted by the FDIC, on September 15, 1992, to implement the prompt corrective action section of the FDICIA, generally provides that an insured institution that has total risk-based capital of less than 8%, core capital of less than 4%, or a leverage ratio that is less than 4% would be considered to be "undercapitalized," an insured institution that has total risk-based capital less than 6%, core capital of less than 3%, or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an insured institution that is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by any parent holding company, is also required. In addition, "critically undercapitalized" institutions must receive prior written approval from the FDIC to engage in any material transaction other than the normal course of business. Subject to a narrow exception, a receiver or conservator must be appointed for any critically undercapitalized institution within 90 days after it becomes critically undercapitalized.

INSURANCE OF DEPOSIT ACCOUNTS

     The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either well-capitalized or adequately capitalized institutions. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. For the semi-annual period beginning June 30, 1995, the assessment rate for BIF-insured institutions, such as the Bank, was lowered to between 0.04% and .31% of insured deposits from 0.23% to 0.31% of insured deposits and was subsequently reduced to the statutory minimum of $1,000 for the most highly rated banks for the semi-annual period beginning January 1, 1996. The Bank was notified that its assessment rate for the first six months of 1996 is 0.03%.

     Supervision, regulation and examination of the Bank and the Corporation by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Bank or Corporation stock.

     Under the Federal Deposit Insurance Act (the "FDI Act"), insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

COMPETITION

     In order to compete effectively, the Bank relies substantially on local commercial and consumer activity; personal contacts by its directors, officers, other employees and shareholders; personalized services; and its reputation in the communities it serves.

     The Bank presently competes within its market area with numerous bank subsidiaries of larger bank holding companies, including the subsidiaries of regional bank holding companies with principal operations in states other than Maryland. It also competes with numerous independent banks, thrift institutions, credit unions, and various other nonbank financial companies.

     The banking business in Maryland generally, and the Bank's primary service areas specifically, are highly competitive with respect to both loans and deposits. As noted above, the Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services such as international banking, which are not offered directly by the Bank (but could be offered indirectly through correspondent institutions); and by virtue of their larger total capitalization (legal lending limits to an individual consumer or corporation are limited to a percentage of the Bank's total capital accounts), such banks have substantially higher lending limits than does the Bank. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and thereby indirectly compete with the Bank in the acquisition of deposits.

     In addition to competing with other commercial banks and thrift institutions, commercial banks such as the Bank compete with nonbank financial institutions for funds. For instance, yields on corporate and government debt and equity securities affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for available funds with money market instruments, which are not subject to interest rate ceilings. Such money market funds have provided substantial competition to banks for deposits, and it is anticipated they may continue to do so in the future.

     The Act was recently amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), which significantly eased applicable restrictions on interstate banking. The Riegle Neal Act permits the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the FRB from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. The effect of the Riegle-Neal Act may be to increase competition within the State of Maryland among banking and thrift institutions located in Maryland and from banking companies located anywhere in the country.

        The Riegle-Neal Act also authorizes the federal banking agencies, effective June 1, 1997, to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of such Act and prior to June 1, 1997 that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks.

        The State of Maryland had previously enacted reciprocal interstate banking statutes that authorized banks and thrift institutions, and their holding companies, in Maryland to be acquired by regional banks and thrift institutions, or their holding companies, in designated states, and permitted Maryland banks and thrift institutions, and their holding companies, to acquire banks and thrift institutions in designated states, if such jurisdictions have enacted reciprocal statutes. A majority of the jurisdictions designated in the interstate banking statutes have enacted legislation authorizing interstate transactions in one form or another. In 1995, the State of Maryland adopted legislation allowing out of state financial institutions to merge with Maryland banks and to establish branches in Maryland, subject to certain limitations. The effect of the federal and Maryland legislation may be to increase competition within the State of Maryland among banking and thrift institutions located in Maryland and from the major regional bank holding companies that acquire institutions in Maryland, most of which are larger than the Bank.

ITEM 2. DESCRIPTION OF PROPERTY

        The main office of the Corporation and the Bank is located at Twinbrook Square, 1800 Rockville Pike, Rockville, Maryland. The premises are leased under an agreement which expires in 1999. The Bank leases its two branches; the Germantown location is operating under a lease which expires in 2005 and the Bethesda location operates under a lease which expires in 2002. The Bank considers these properties suitable and adequate for current operations. During 1995, the Bank incurred rental expenses for properties totaling $244,244. Refer to Note 5--"Property and Equipment" on page 17 of the Annual Report, which is hereby incorporated by reference.


ITEM 3. LEGAL PROCEEDINGS

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

        A motion by the Borrowers in the Bankruptcy proceeding seeking relief from the automatic stay to pursue the action in state court was granted and in December 1992 the Borrowers filed answers and counterclaims in both the State Court and Bankruptcy actions. The counterclaims alleged that the Bank breached its contract with the Borrowers when it allegedly indicated in 1990 that it would not extend the Note for the 6-month period provided for in the Note; the Bank intentionally misrepresented the ability of the Borrowers to hypothecate the Shearson Lehman account; the Bank intentionally interfered with the Borrowers' contracts; and the Bank violated Section 1-302 and 5-807 of the Maryland Financial Institutions Code. In the Bankruptcy action, the Borrowers also alleged that the Bank violated the Equal Credit Opportunity Act ("ECOA"). The Bankruptcy Court dismissed the ECOA counterclaim with prejudice and other counterclaims without prejudice to be resolved in the State Court litigation.

        In 1993, the Borrowers filed a complaint against the Bank in the Bankruptcy case requesting that proceeds of the Shearson Lehman account be turned over to the Borrowers to fund a bankruptcy plan. The Bank filed a counterclaim for a declaratory judgment that the Bank has a perfected security interest in the account and for dismissal of the complaint. (The Borrowers' complaint for turnover and the Bank's counterclaim may be referred to collectively as the "Turnover Action"). The Bankruptcy Court granted summary judgment in favor of the Bank in the Turnover Action, ruling that the Bank has a perfected security interest in the account. The Bankruptcy Court also denied motions for reconsideration filed by the Borrowers and their counsel. The Bankruptcy Court subsequently ruled in favor of the Bank and in March 1996, the proceeds from the Shearson Lehman account were received by the Bank.

        On or about August 15, 1994, the Borrowers' bankruptcy was converted to a Chapter 7 proceeding. A Chapter 7 Trustee has been appointed to liquidate the assets of the estate. The Bank has submitted an offer to the Trustee for the settlement of the State Court litigation, which offer is under review by the Trustee.

        Note 10--"Litigation" on page 18 of the Annual Report is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Corporation's security holders during the quarter ended December 31, 1995, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        This section entitled "Market for the Common Equity and Related Stockholder Matters" on page 7 of the Annual Report is hereby incorporated by reference. For information regarding regulatory restrictions on the Bank's, and, therefore, the Corporation's payment of dividends, see Note 9 -- "Regulatory Matters and Restrictions" on page 18 of the Annual Report, which hereby is incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The section entitled "Selected Financial Data" on page 1 of the Annual Report and the section entitled "Management's Discussion and Analysis" on pages 2 through 7 in the Annual Report are hereby incorporated by reference.


ITEM 7. FINANCIAL STATEMENTS

        The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages 8 through 20 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

     The information relating to the Directors and Executive Officers of the Corporation on pages 2 through 4 of the Corporation's definitive proxy statement for the Corporation's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is hereby incorporated by reference.


ITEM 10.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation and Other Benefits" on pages 5 and 6 of the Proxy Statement are hereby incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Page 2 of the Proxy Statement relating to security ownership of certain beneficial owners and management is hereby incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" on page 6 of the Proxy Statement is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Corporation included in the Annual Report to stockholders for the year end December 31, 1995 are incorporated by reference in item 7 of this Report. The remaining information appearing in the Annual Report to stockholders is not deemed to be filed as part of this Report except on expressly provided herein. The following financial statements are filed as part of this
          Report:


               Consolidated Balance Sheets at December 31, 1995 and 1994

               Consolidated Statements of Income (Loss) for the Years Ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements

               Independent Auditors' Report

          All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes which are incorporated by reference in item 7 hereof.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FWB BANCORPORATION
                                      /s/ STEVEN COLLIATIE
                                      --------------------------------------
                                      Steven Colliatie
Date: March 27, 1996                  President and Chief Executive Officer

     In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ STEVEN COLLIATIE                                       March 27, 1996
--------------------------------------------
Steven Colliatie
President, Chief Executive Officer and Director

/s/ JOAN H. SCHONHOLTZ                                     March 27, 1996
--------------------------------------------
Joan H. Schonholtz
Chairman of the Board

/s/ BARBARA L. MARTINEZ                                    March 27, 1996
--------------------------------------------
Barbara L. Martinez
Chief Financial Officer and Secretary

/s/ ABBEY J. BUTLER                                        March 27, 1996
--------------------------------------------
Abbey J. Butler
Director

/s/ WILMA E. BERNSTEIN                                     March 27, 1996
--------------------------------------------
Wilma E. Bernstein
Director

/s/ MELVYN J. ESTRIN                                       March 27, 1996
--------------------------------------------
Melvyn J. Estrin
Director

/s/ NELLA C. MANES                                         March 27, 1996
--------------------------------------------
Nella C. Manes
Director

/s/ AVIS Y. POINTER                                        March 27, 1996
--------------------------------------------
Avis Y. Pointer
Director

                               INDEX TO EXHIBITS

                                                                  Incorporated
                                                                       by
          Exhibit No.   Description                               Reference to
          -----------   -----------------------------             ------------
          3.1    (a)  Articles of Incorporation, April 4, 1983       *

                 (b)  Articles of Share Exchange, August 9, 1983     *

                 (c)  Articles of Amendment, June 7, 1984            *

                 (d)  Articles of Amendment, May 7, 1987             *

                 (e)  Articles of Amendment, September 14, 1988      *

                 (f)  Articles of Amendment, April 22, 1993          *

          3.2    FWB Bancorporation Bylaws                           *

          4      Form of Common Stock Certificate                    *

         10.1    FWB Corporation 1994 Incentive Stock Option Plan    *

         10.2    FWB Bancorporation 1994 Stock Option Plan for
                  Outside Directors                                  *

         13      Annual Report to Stockholders

         21      Subsidiaries of the Registrant

         23      Consent of Independent Auditors

         27      Financial Data Schedule

         ______________

         * Incorporated herein by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-16187).


     (b) The Corporation did not file a report on Form 8-K during the last quarter of the period covered by this report.