Form 10QSB
period 1996-03-31
FWB BANCORPORATION
filed 1996-05-15
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1996   Commission File Number 0-16187
                               --------------                          -------


                              FWB BANCORPORATION
                         ----------------------------
       (Exact name of small business issuer as specified in its charter)


       Maryland                                         52-1332050
  -------------------                      ------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


                1800 Rockville Pike, Rockville, Maryland 20852
                ----------------------------------------------
                   (Address of principal executive offices)


                                (301) 770-1300
                           ------------------------
               (Issuer's telephone number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES    X         NO_________
        ----------

     At April 30, 1996, there were 3,258,833 shares of Common Stock, Par Value $.10 per share outstanding.

     Transitional Small Business Disclosure Format

     YES__________    NO    X
                        ---------

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION                                           PAGE
- ------------------------------                                           ----
     Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets.................................      1
          Consolidated Statements of Income (Loss)....................      2
          Consolidated Statements of Changes in Stockholders' Equity..      3
          Consolidated Statements of Changes in Cash Flow.............      4
          Notes to Consolidated Financial Statements..................      5

     Item 2 - Management's Discussion and Analysis

          Financial Condition.........................................   5-10
          Results of Operations.......................................  10-13

PART II - OTHER INFORMATION
- ---------------------------

     Item 1 - Legal Proceedings.......................................     14

     Item 6 - Exhibits and Reports on Form 8-K........................     15

     SIGNATURES.......................................................     16

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements

                              FWB BANCORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                           March 31,         December 31,
                                                                                1996                 1995
                                                                            --------             --------
                    ASSETS
Cash and due from banks                                                       $1,752               $1,557
Time deposits with banks                                                         ---                   95
Federal funds sold                                                               486                  ---

Investment securities:
 Available for sale - at fair value                                            3,388                3,073
 Held to maturity - at amortized cost                                          4,976                4,953
                                                                            --------             --------
Total Investment Securities                                                    8,364                8,026
                                                                            --------             --------

Loans                                                                         31,539               29,812
 Less allowance for loan losses                                                 (870)                (748)
                                                                            --------             --------
Loans - net                                                                   30,669               29,064
                                                                            --------             --------

Property and equipment                                                           333                  351
Foreclosed real estate                                                         1,052                1,052
Accrued interest receivable                                                      330                  316
Other assets                                                                     218                  217
                                                                            --------             --------

 TOTAL ASSETS                                                                $43,204              $40,678
                                                                            ========             ========

                  LIABILITIES
Non-interest bearing deposits                                                 $8,522               $7,948
Interest bearing deposits                                                     28,502               28,722
                                                                            --------             --------
 Total deposits                                                               37,024               36,670

Advances from the Federal Home Loan Bank                                       2,200                  ---
Federal funds purchased and securities sold under
 agreements to repurchase                                                        ---                   59
Accrued expenses and other liabilities                                           218                  209
                                                                            --------             --------

 TOTAL LIABILITIES                                                            39,442               36,938
                                                                            --------             --------

               STOCKHOLDERS' EQUITY
Common stock - $.10 par value, shares authorized
 7,500,000; shares outstanding 3,258,833 and
 3,258,833, respectively                                                         326                  326
Additional paid-in capital                                                     8,476                8,476
Accumulated deficit                                                           (4,790)              (4,805)
Net unrealized holding loss on investment securities                            (250)                (257)
                                                                            --------             --------

 Total stockholders' equity                                                    3,762                3,740
                                                                            --------             --------

 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                                     $43,204              $40,678
                                                                            ========             ========

                              FWB BANCORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)

                                                                         For the Three
                                                                          Months Ended
                                                                           March 31,
                                                                        1996         1995
                                                                       -----        -----
INTEREST INCOME:
  Interest and fees on loans                                            $772         $705
  Interest on investment securities:
    U. S. Government, its agencies, and sponsored entities                93          113
  Interest on federal funds sold                                           3           20
                                                                       -----        -----
      Total interest income                                              868          838
                                                                       -----        -----

INTEREST EXPENSE:
  Interest on certificates of deposit of $100,000 or more                 21           15
  Interest on other deposits                                             239          228
                                                                       -----        -----
      Total interest expense on deposits                                 260          243

  Interest on Federal Home Loan Bank advances                             18          ---
  Interest on other borrowed funds                                         7            2
                                                                       -----        -----
      Total interest expense                                             285          245
                                                                       -----        -----

NET INTEREST INCOME                                                      583          593

PROVISION (RECOVERY) FOR LOAN LOSSES                                     ---          (30)
                                                                       -----        -----

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                        583          623
                                                                       -----        -----
NON-INTEREST INCOME:
  Service charges on deposit accounts                                     74           59
  Other income                                                            30           47
                                                                       -----        -----
      Total non-interest income                                          104          106
                                                                       -----        -----

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                         321          321
  Occupancy and equipment expense                                        131          118
  Data processing services                                                63           47
  FDIC insurance                                                           3           23
  Insurance                                                               16           10
  Legal fees                                                              43           37
  Other real estate owned expense                                          6           34
  Other expenses                                                          88           68
                                                                       -----        -----
      Total non-interest expense                                         671          658
                                                                       -----        -----

INCOME (LOSS) BEFORE INCOME TAXES                                         16           71

APPLICABLE INCOME TAX (BENEFIT)                                            1          ---
                                                                       -----        -----
NET INCOME (LOSS)                                                        $15          $71
                                                                       =====        =====

EARNINGS PER COMMON SHARE:                                             $0.02        $0.09

                              FWB BANCORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                     Additional               Unrealized          Total
                                                        Common        Paid-In    Accumulated Holding (Loss)   Stockholders'
                                                         Stock        Capital     (Deficit)  on Securities       Equity
                                                      ----------     ----------  ----------- --------------   -------------
BALANCE AT DECEMBER 31, 1994                          $     318      $   8,331   $   (5,081) $        (463)   $      3,105

  Net income for the three months
    ended March 31, 1995                                    ---            ---           71            ---              71

Issuance of common stock at $2.00 per share                   6            112          ---            ---             118

  Net change in unrealized loss on
    investment securities                                   ---            ---          ---             73              73

                                                      ----------     ----------  ----------- --------------   -------------

BALANCE AT MARCH 31, 1995                             $     324      $   8,443   $   (5,010) $        (390)   $      3,367
                                                      ==========     ==========  =========== ==============   =============



BALANCE AT DECEMBER 31, 1995                          $     326      $   8,476   $   (4,805) $        (257)   $      3,740

  Net income for the three months
    ended March 31, 1996                                    ---            ---           15            ---              15

  Net change in unrealized loss on
    investment securities                                   ---            ---          ---              7               7

                                                      ----------     ----------  ----------- --------------   -------------

BALANCE AT MARCH 31, 1996                             $     326      $   8,476   $   (4,790) $        (250)   $      3,762
                                                      ==========     ==========  =========== ==============   =============

                              FWB BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                    For Three Months Ended
                                                                                                           March 31,
                                                                                                     1996                1995
                                                                                                 --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                           $15                 $71
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                                                                         26                  25
  Accretion and amortization of securities                                                             (3)                 (3)
  Provision for loan losses                                                                           ---                 (30)
  Other real estate owned - write downs                                                               ---                  30
  Net changes in:
   Accrued interest receivable                                                                        (14)                139
   Accounts receivable                                                                                ---                 (34)
   Other assets                                                                                        (1)                 39
   Accrued expenses and other liabilities                                                               9                  24
   Other - net                                                                                        153                  25
                                                                                                 --------            --------
    Net cash provided by operating activities                                                         185                 286
                                                                                                 --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturity of time deposit                                                                95                 ---
 Net increase in federal funds sold                                                                  (486)             (2,182)
 Purchases of available for sale securities                                                          (327)               (248)
 Purchases of held to maturity securities                                                            (500)                ---
 Proceeds from maturities/principal payments on available for sale securities                         ---                  50
 Proceeds from maturities/principal payments on held to maturity securities                           500                 ---
 Proceeds from sale of available for sale securities                                                  ---               4,000
 Net increase in loans originated                                                                  (1,759)             (2,574)
 Purchases of loans                                                                                   ---                (107)
 Proceeds from sale of participation loans                                                            ---                 301
 Purchases of property and equipment                                                                   (8)                (14)
                                                                                                 --------            --------
    Net cash used by investing activities                                                          (2,485)               (774)
                                                                                                 --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                                                             354               1,785
 Net decrease in federal funds purchased and
  securities sold under agreements to repurchase                                                      (59)             (1,352)
 Net increase in advances from Federal Home
  Loan Bank                                                                                         2,200                 ---
 Proceeds from issuance of common stock                                                               ---                 118
                                                                                                 --------            --------
    Net cash provided by financing activities                                                       2,495                 551
                                                                                                 --------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             195                  63
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    1,557               1,567
                                                                                                 --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $1,752              $1,630
                                                                                                 ========            ========

Supplemental disclosures:
 Interest payments                                                                                   $283                $228
 Income tax payments                                                                                    1                 ---

Noncash investing and financing activities:
 Unrealized gain (loss) on investment securities available for sale                                    17                (390)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Management is responsible for the financial statements which have been prepared in accordance with generally accepted accounting principles. The financial statements contained herein, except for the financial statements as of December 31, 1995, are unaudited. In management's opinion, the financial statements present fairly the financial condition of the Corporation and its subsidiary at March 31, 1995 and March 31, 1996, and all adjustments necessary to fairly state the results of operations and financial condition are reflected and that such adjustments are of a normal recurring nature. The results of operations presented for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year.


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS


     FINANCIAL CONDITION

     FWB Bancorporation's (the "Corporation") total assets at March 31, 1996 of $43,204,000 reflected an increase of $2,526,000 or 6.21% from December 31, 1995. This increase resulted from increased loan demand which was funded by a fixed rate advance from the Federal Home Loan Bank of Atlanta in the amount of $2,200,000 and growth in deposits of $354,000.

     The Corporation's Stockholders' Equity of $3,762,000 at March 31, 1996 reflected an increase of $22,000 or .59% from December 31, 1995. The increase is attributable primarily to earnings from operations of $15,000. See "Stockholders' Equity of the Corporation" below.

     Total loans of the Corporation's wholly owned financial institution subsidiary, FWB Bank, (the "Bank") at March 31, 1996 of $31,539,000 reflected an increase of $1,727,000 or 5.79% from December 31, 1995. This increase was primarily from loans to small to medium sized businesses.

     Total deposits of the Bank at March 31, 1996 of $37,024,000 reflected an increase of $354,000 or .97% from December 1995. During the period ending March 31, 1996, non-interest bearing deposits increased $574,000 or 7.22% while interest bearing deposits decreased $220,000 or .77%. At March 31, 1996, non-interest bearing deposits are approximately 23% of total deposits.

     Liquidity.  The Bank's liquidity position, those assets invested in cash,
     ---------
     federal funds, and obligations of the U.S. Government, its agencies, and sponsored entities available for sale, totalling $5,626,000, reflected an increase of $996,000 from December 31, 1995. This increase includes an increase in federal funds sold of $486,000 and the purchase of $338,000 in shares of stock of the Federal Home Loan Bank of Atlanta (the "FHLB"). Funds available through the Bank's sources of short term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs. However, the Bank continues to evaluate the asset and liability mix to ensure that adequate liquidity is maintained.

     The Bank's loan to deposit ratio was 84.90% at March 31, 1996 compared to 81.30% at December 31, 1995.

     Investment Activity.  The Corporation invests in various types of liquid
     -------------------
     assets, including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds, and other qualifying liquid investments. In March 1996, one floating rate security matured. A fixed rate callable security of equal par value, $500,000, was purchased at the same time.
     This transaction was the result of an evaluation of short term liquidity needs and current yields.

     Allowance for Loan Losses.  The allowance for loan losses at March 31, 1996
     --------------------------
     was $870,000 or 2.76% of total loans outstanding, compared to $748,000 or 2.51% at December 31, 1995. There were $29,000 in charge-offs including a $22,000 write down of a non-accrual loan to the current fair value of the collateral. Recoveries in the quarter ended March 31, 1996 totalled $154,000. Included in recoveries are proceeds from a prejudgment attachment of an account pledged as collateral for a loan charged off in a prior year in the amount of $121,000. Net recoveries in the period ended March 31, 1996 were 4125,000 compared to net charge-offs of 43,000 in the period ended March 31, 1995. At March 31, 1996, the allowance for loan loss was 206.16% of non-performing loans compared to 160.86% at December 31, 1995. In management's opinion, the allowance for loan losses as of March 31, 1996 is adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

     Non-performing Loans and Assets.  The Bank's non-performing assets
     -------------------------------
     totalling $1,574,000 consist of restructured loans, other real estate owned ("OREO"), and other assets. The percentage of non-performing assets to total assets continues to decrease to 3.64% at March 31, 1996 from 3.98% at December 31, 1995. Management intends to continue its efforts to reduce non-performing assets through future sales of OREO and other assets and upgrading of non-performing loans.

     Non-performing loans, consisting of loans delinquent 90 days or more and in non-accrual status, and restructured loans were $422,000 at March 31, 1996 compared to $465,000 at December 31, 1995. This amount consists primarily of one loan in the amount of $367,000 which has been renegotiated and is currently performing within its new terms and one non-accrual loan in the amount of $55,000. The percentage of non-performing loans to total loans decreased to 1.34% at March 31, 1996 compared to 1.56% at December 31, 1995.

     At March 31, 1996, OREO, net of valuation reserve, was $1,052,000, which is equal to the amount of net OREO at December 31, 1995. This amount includes five properties. There is a valuation reserve in the amount of $30,000 which was established in the first quarter of 1995 for one property as a result of an updated appraisal. This property is currently generating rental income on a monthly basis. In addition, the lease agreement contains a purchase option at a price significantly above the Bank's carrying value. It is management's belief that the property will be sold for the option price at
     the end of the lease.         Generally, the Bank evaluates the fair value
     of each property owned annually. These evaluations may be appraisals or other market studies. At December 31, 1995, management believes the carrying amounts for OREO properties approximate fair value. There were no additions to OREO in the current period.

     Non-performing assets also include an asset in the amount of $100,000 which represents the Bank's contractual interest in sales proceeds from a property which is owned by an affiliate of the Bank as a result of foreclosure. A significant portion of this asset was sold as of July 31, 1995. The portion which continues to be held as other assets in the amount of $100,000 remains available for sale.


     Stockholders' Equity.  Stockholders' equity of $3,672,000 at March 31, 1996
     ---------------------
     increased $22,000 or .59% from December 31, 1995. The increase in equity since December 31, 1995 includes year-to-date earnings from operations in the amount of $15,000. Also included in stockholders' equity at March 31, 1996 is an unrealized holding gain of $17,000 for securities available for sale compared to an unrealized holding gain of $32,000 at December 31, 1995 and $267,000 of unamortized loss on securities held to maturity compared to $289,000 at

     December 31, 1995. The unamortized loss on securities held to maturity relates to the transfer of securities from the available for sale portfolio to the held to maturity portfolio in 1994. This unrealized loss is being amortized over the remaining life of the securities as an adjustment of yield.

     Capital Adequacy and Regulatory Requirements.  At March 31, 1996, the
     --------------------------------------------
     Bank's ratio of Tier I capital to total average assets equalled 9.18%, which exceeded the minimum leverage capital ratio of 4% by 5.18%.

     At March 31, 1996, the Bank's Tier I capital to risk-weighted assets ratio was 12.23% which exceeded the minimum required ratio of 4% by 8.23%. The Bank's total capital to risk-weighted assets ratio at March 31, 1996 was 13.48% which exceeded the minimum required ratio of 8% by 5.48%.


     RESULTS OF OPERATIONS

     For the three months ended March 31, 1996, the Corporation had net income of $16,000 before taxes of $1,000 compared to net income from the corresponding period in 1995 of $71,000 a decrease of $55,000 or 77.46%.

     The earnings per share were $0.02 for the three months ended March 31, 1996, compared to $0.09 per share for the corresponding period in 1995.

     Net Interest Income.  Net interest income is the difference between
     -------------------
     interest income on earning assets and interest expense on interest bearing deposits and funds purchased. Net interest income for the three month period ended March 31, 1996 of $583,000 reflected a decrease of $10,000 or 1.69% compared to the corresponding period in 1995. Interest income for the three month period ended March 31, 1996 was $868,000, an increase of $30,000 or 3.58% from the same period in 1995. This increase was primarily due to an increase in interest and fees on loans of $67,000 at March 31, 1996 compared to March 31, 1995 which resulted primarily from an increase in average loans outstanding of $2,417,000 at March 31, 1996 compared to March 31, 1995. Interest income on investment securities for the three month period ended March 31, 1996 of $93,000 reflected a decrease of $20,000 or 17.70% compared to the corresponding period in 1995. This decrease is primarily the result of the repricing of floating rate securities in the investment portfolio. The earnings on these securities will continue to be affected by changes in the relationship of long term and short term rates. Interest expense of $285,000 for the period ended March 31, 1996 reflected an increase $40,000 or 16.33% from the corresponding period in 1995. This includes an increase in interest expense on deposits of $17,000 and an increase of $23,000 in interest expense on other borrowed funds for the period ended March 31, 1996 compared to the corresponding period of 1995. This is due to an increase in retail certificates of deposit, an increase in other borrowed funds, and an overall increase in the cost of funds to the Bank of 40 basis points in the period ended March 31, 1996 compared to the same period in 1995.

     The average yield on interest earning assets for the three month period ended March 31, 1996, was 8.90% compared to 9.21% for the three months ended March 31, 1995. The average cost of funds for the three months ended March 31, 1996, was 3.83% compared to 3.48% for the same period in 1995. Additionally, the net interest margin was 5.98% for the period ended March 31, 1996 compared to 6.52% for the corresponding period in 1995.

     Provision for Loan Losses.  There was no provision for loan losses in the
     -------------------------
     period ended March 31, 1996.

     Noninterest Income.  Noninterest income for the three month period ended
     ------------------
     March 31, 1996, was $104,000 compared to $106,000 for the three months ended March 31, 1995, a decrease of $2,000 or 1.89%. This slight decrease reflects a decrease in non-recurring other income of $17,000, offset by an increase of $15,000 in service charges on deposit accounts.


     Noninterest Expense.  Noninterest expense for the period ended March 31,
     -------------------
     1996 of $671,000 reflected an increase of $13,000 or 1.98% compared to the corresponding period of 1995. Expense for occupancy and equipment of $131,000 increased $13,000 or 11% in the period ended March 31, 1996 compared to the corresponding period of 1995 as a result of increase expenses associated with the relocation of the Germantown branch in the fourth quarter of

     1995. Data processing services expense increased $16,000 or 34% in the period ended March 31, 1996 compared to the same period of 1995 due to outsourcing of certain back office functions. In addition, the bank is taking advantage of advances in technology offered to improve its product line and service delivery. The Bank's expense for FDIC insurance for the period ended March 31, 1996 of $3,000 decreased by $20,000 or 86.96% compared to the same period in 1995. On August 8, 1995, the FDIC voted to reduce the deposit insurance premium paid by most members of the Bank Insurance Fund ("BIF") effective June 1, 1995. Therefore, the Bank was eligible for a refund in the amount of $23,420 which it received in September 1995. In addition, the Bank's FDIC insurance expense continues to decrease due to its improved supervisory rating and well-capitalized position. The Bank's current assessment rate is .03% of deposits. The FDIC has established a process for raising or lowering all assessment rates for BIF-insured institutions semi-annually if conditions warrant a change. The Corporation's expense for other insurance for the period ended March 31, 1996 of $16,000 increased by $6,000 or 60.0% compared to the corresponding period in 1995 due to increased coverages acquired for general banking activities resulting from re-evaluation of the Bank's existing coverages and premiums due to its improved financial condition and results of operations.

     Applicable Income Tax.  Net operating loss carryforwards for the first
     ---------------------
     quarter of 1995 offset current tax expense except to the extent of the
     effect of the Alternative Minimum Tax.   Income tax expense posted in the
     period ended March 31, 1996 will be applied to tax liability for 1995.

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

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

     In 1993, the Borrowers filed a complaint against the Bank in the Bankruptcy case requesting that proceeds of the Shearson Lehman account be turned over to the Borrowers to fund a bankruptcy plan. The Bank filed a counterclaim for a declaratory judgment that the Bank has a perfected security interest in the account and for dismissal of the complaint. (The Borrowers' complaint for turnover and the Bank's counterclaim may be referred to collectively as the "Turnover Action".) The Bankruptcy Court granted summary judgment in favor of the Bank in the Turnover Action, ruling that the Bank has a perfected security interest in the account. The Bankruptcy Court also denied motions for reconsideration filed by the Borrowers and their counsel. The Bankruptcy Court subsequently ruled in favor of the Bank and in March 1996, the proceeds from the Shearson Lehman account were received by the Bank. The matter was appealed and subsequently ruled in favor of the Bank and is currently under appeal again.

ITEM 5 - OTHER INFORMATION

     The Corporation and the Bank entered into an employment agreement as of February 27, 1996 with Mr. Steven K. Colliatie, calling for his continued employment as President and Chief Executive Officer of the Corporation and the Bank.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     (10) Material contracts: Employment Agreement Dated as of February 27, 1996, by and between FWB Bancorporation (the "Company"), FWB Bank (the "Bank"), and Steven K. Colliatie, President and Chief Executive Officer of the Company and the Bank.

     (11) Statement regarding computation of per share earnings: Earnings per share have been computed based upon 3,258,833 shares, the weighted average number of shares outstanding during the period ended March 31, 1996.

     (27) Financial Data Schedule:  Filed herewith.

B.   Reports on Form 8-K

     Form 8-K filed April 23, 1996 relating to an agreement to acquire certain assets and assume certain deposit liabilities of First Commonwealth Savings Bank, FSB.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FWB BANCORPORATION
                                    (Registrant)

                                    /s/ Steven K. Colliatie
Date:     May 13, 1996              _____________________________________
       -----------------------
                                    Steven K. Colliatie
                                    President


                                    /s/ Barbara L. Martinez
Date:     May 13, 1996              _____________________________________
       -----------------------
                                    Barbara L. Martinez
                                    Chief Financial Officer