Form 10QSB
period 1996-06-30
FWB BANCORPORATION
filed 1996-08-14
CIK 719488

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1996   Commission File Number 0-16187
                               -------------                          -------



                               FWB BANCORPORATION
                            ----------------------------
       (Exact name of small business issuer as specified in its charter)


         Maryland                                          52-1332050
    -------------------                      ---------------------------------
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

     YES    X         NO
        ----------      -----------

     At July 31, 1996, there were 3,258,833 shares of Common Stock, Par Value $.10 per share outstanding.


     Transitional Small Business Disclosure Format

     YES                 NO     X
        ----------         ------------

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION                                           PAGE
- - ------------------------------                                           ----

     Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets.................................      1
          Consolidated Statements of Income (Loss)....................      2
          Consolidated Statements of Changes in Stockholders' Equity..      3
          Consolidated Statements of Changes in Cash Flow.............      4
          Notes to Consolidated Financial Statements..................      5

     Item 2 - Management's Discussion and Analysis

          Financial Condition.........................................    5-9
          Results of Operations.......................................   9-11

PART II - OTHER INFORMATION
- - ---------------------------

     Items 1 - 5......................................................     12

     Item 6 - Exhibits and Reports on Form 8-K........................  12-13

     SIGNATURES.......................................................     14

- - ------------------------------------------
PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
- - ------------------------------------------

                              FWB BANCORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                              June 30,     December 31,
                                                                1996               1995
                                                          ------------     ------------
                                                           (unaudited)      (audited)
                           ASSETS
Cash and due from banks                                         $1,739           $1,557
Time deposits with banks                                           ---               95
Federal funds sold                                                 705              ---
Investment securities:
    Available for sale - at fair value                           3,209            3,073
    Held to maturity - at amortized cost                         4,996            4,953
                                                          ------------     ------------
Total investment securities                                      8,205            8,026
                                                          ------------     ------------
Loans                                                           32,219           29,812
    Less allowance for loan losses                                (879)            (748)
Loans - net                                                     31,340           29,064
                                                          ------------     ------------
Property and equipment                                             399              351
Foreclosed real estate                                           1,052            1,052
Accrued interest receivable                                        372              316
Other assets                                                       308              217
                                                          ------------     ------------
     TOTAL ASSETS                                              $44,120          $40,678
                                                          ============     ============
                         LIABILITIES
Non-interest bearing deposits                                   $7,960           $7,948
Interest bearing deposits                                       29,940           28,722
                                                          ------------     ------------
     Total deposits                                             37,900           36,670

Advances from the Federal Home Loan Bank                         2,200              ---
Federal funds purchased and securities sold under
     agreements to repurchase                                      ---               59
Accrued expenses and other liabilities                             231              209
                                                          ------------     ------------
     TOTAL LIABILITIES                                          40,331           36,938
                                                          ------------     ------------
                    STOCKHOLDERS' EQUITY
Common stock - $.10 par value, shares authorized
     7,500,000; shares outstanding 3,258,833 and
     3,258,833, respectively                                       326              326
Additional paid-in capital                                       8,476            8,476
Accumulated deficit                                             (4,773)          (4,805)
Net unrealized holding loss on investment securities              (240)            (257)
                                                          ------------     ------------
      Total stockholders' equity                                 3,789            3,740
                                                          ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                 $44,120          $40,678
                                                          ============     ============

                              FWB BANCORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                  (unaudited)

                                                                            For the Six                     Second Quarter
                                                                            Months Ended                         Ended
                                                                              June 30,                          June 30,
                                                                       1996            1995            1996                 1995
                                                                      ------          ------          ------               ------
INTEREST INCOME:
  Interest and fees on loans                                         $1,527          $1,447            $755                 $742
  Interest on investment securities:
    U. S. Government, its agencies, and sponsored entities              188             223              95                  110
    Other investments                                                     8             ---               8                  ---
  Interest on federal funds sold                                         22              66              19                   46
                                                                     ------          ------          ------               ------
      Total interest income                                           1,745           1,736             877                  898
                                                                     ------          ------          ------               ------
INTEREST EXPENSE:
  Interest on certificates of deposit of $100,000 or more                43              56              22                   41
  Interest on other deposits                                            488             481             249                  253
                                                                     ------          ------          ------               ------
                                                                        531             537             271                  294

   Interest on Federal Home Loan Bank advances                           48             ---              30                  ---
   Interest on other borrowed funds                                       8               2               1                  ---
                                                                     ------          ------          ------               ------
      Total interest expense                                            587             539             302                  294
                                                                     ------          ------          ------               ------

NET INTEREST INCOME                                                   1,158           1,197             575                  604

PROVISION (RECOVERY) FOR LOAN LOSSES                                    ---             (30)            ---                  ---
                                                                     ------          ------          ------               ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                     1,158           1,227             575                  604
                                                                     ------          ------          ------               ------
NON-INTEREST INCOME:
  Service charges on deposit accounts                                   175             115             101                   56
  Other income                                                           65              74              35                   27
                                                                     ------          ------          ------               ------
      Total non-interest income                                         240             189             136                   83
                                                                     ------          ------          ------               ------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                        624             637             303                  316
  Occupancy and equipment expense                                       278             235             147                  117
  Data processing services                                              127              98              64                   51
  FDIC insurance                                                          5              45               2                   22
  Insurance                                                              35              18              19                    8
  Legal fees                                                             88              94              45                   57
  Other real estate owned expense                                        17              41              11                    7
  Other expenses                                                        189             137             101                   69
                                                                     ------          ------          ------               ------
      Total non-interest expense                                      1,363           1,305             692                  647
                                                                     ------          ------          ------               ------

INCOME (LOSS) BEFORE INCOME TAXES                                        35             111              19                   40

APPLICABLE INCOME TAX                                                     3             ---               2                  ---
                                                                     ------          ------          ------               ------
NET INCOME (LOSS)                                                       $32            $111             $17                  $40
                                                                     ======          ======          ======               ======

EARNINGS PER COMMON SHARE:                                            $0.02           $0.07           $0.01                $0.02

                              FWB BANCORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                                                           Additional                 Unrealized       Total
                                                   Common    Paid-In   Accumulated   Holding (Loss) Stockholders'
                                                    Stock    Capital    (Deficit)    on Securities     Equity
                                                  -------  ----------  ----------   --------------  -------------
Balance at December 31, 1994                      $   318  $    8,331  $   (5,081)  $        (463)  $     3,105

  Net income for the three months
     ended June 30, 1995                              ---         ---         111             ---           111

Issuance of common stock at $2.00 per share             6         113         ---             ---           119

  Net change in unrealized loss on
     investment securities                            ---         ---         ---              97            97
                                                  -------  ----------  ----------   -------------   -----------
Balance at June 30, 1995                          $   324  $    8,444  $   (4,970)  $        (366) $      3,432
                                                  =======  ==========  ==========   =============  ============




Balance at December 31, 1995                      $   326  $    8,476  $   (4,805)  $        (257) $      3,740

  Net income for the three months
     ended June 30, 1996                              ---         ---          32             ---            32


  Net change in unrealized loss on
     investment securities                            ---         ---         ---              17            17
                                                  -------  ----------  ----------   --------------  -------------
Balance at June 30, 1996                          $   326  $    8,476  $   (4,773) $         (240) $      3,789
                                                  =======  ==========  ==========   ============== ==============

                              FWB BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                               For Six Months Ended
                                                                                                     June 30
                                                                                              1996          1995
                                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                     $32         $111
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                                  51           50
    Accretion and amortization of securities                                                      (7)          (5)
    Provision for loan losses                                                                 ---             (30)
    Other real estate owned - write downs                                                     ---              30
    Net changes in:
      Accrued interest receivable                                                                (56)         122
      Accounts receivable                                                                          3           27
      Other assets                                                                               (93)         (64)
      Accrued expenses and other liabilities                                                      22           45
      Other - net                                                                                196           65
                                                                                                ----         ----
        Net cash provided by operating activities                                                148          351
                                                                                                ----         ----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of time deposit                                                          95       ---
  Net increase in federal funds sold                                                            (705)      (2,761)
  Purchases of available for sale securities                                                    (407)      (1,248)
  Purchases of held to maturity securities                                                      (500)      ---
  Proceeds from maturities/principal payments on available for sale securities                ---              50
  Proceeds from maturities/principal payments on held to maturity securities                     500       ---
  Proceeds from sale of available for sale securities                                            250        4,000
  Net increase in loans originated                                                            (2,471)      (3,151)
  Purchases of loans                                                                          ---             167
  Proceeds from sale of participation loans                                                   ---             293
  Purchases of property and equipment                                                            (99)         (68)
       Net cash used by investing activities                                                  (3,337)      (2,718)
                                                                                              -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                     1,230        3,933
  Net decrease in federal funds purchased and
    securities sold under agreements to repurchase                                               (59)      (1,352)
  Net increase in advances from Federal Home
     Loan Bank                                                                                 2,200       ---
  Proceeds from issuance of common stock                                                      ---             119
                                                                                                ----         ----

       Net cash provided by financing activities                                               3,371        2,700
                                                                                               -----        -----

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        182          333
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,557        1,567
                                                                                               -----        -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $1,739       $1,900
                                                                                              ======       ======
Supplemental disclosures:
  Interest payments                                                                             $565         $487
  Income tax payments                                                                              3          ---

Noncash investing and financing activities:
  Unrealized gain (loss) on investment securities                                                 14         (366)


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Management is responsible for the financial statements which have been prepared in accordance with generally accepted accounting principles. The financial statements contained herein, except for the financial statements as of December 31, 1995, are unaudited. In management's opinion, the financial statements present fairly the financial condition of the Corporation and its subsidiary at June 30, 1995 and June 30, 1996, and all adjustments necessary to fairly state the results of operations and financial condition are reflected and that such adjustments are of a normal recurring nature. The results of operations presented for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

     The Corporation and its wholly owned Maryland chartered bank subsidiary, FWB Bank, Rockville, Maryland (the "Bank") entered into a Purchase and Assumption Agreement (the "Agreement") dated as of April 10, 1996, with First Commonwealth Financial Corp ("FCFC") and its wholly owned federal savings bank subsidiary, First Commonwealth Savings Bank FSB, Alexandria, Virginia ("FSB"), pursuant to which the Bank will acquire certain loans and assume certain deposit liabilities relating to the Alexandria, Virginia branch of FSB (the "Branch"), and the corporation will purchase certain real and personal property relating to the Branch. In connection with, and contingent upon, the consummation of the Agreement, FWB plans to sell 666,667 to 766,667 newly issued shares of common stock, par value $.10 per share, in a private placement offering to a limited number of accredited investors, at a price of $3.00 per share. The Agreement was amended as of July 1, 1996, to provide for the payment by FCFC or FSB of certain expenses of the Corporation and the Bank, to eliminate provisions that had called for the issuance of preferred stock of the Bank and warrants to acquire common stock of the Corporation to FCFC, and to provide that consummation of the transactions are conditioned upon the Corporation obtaining extensions of credit meeting certain criteria. The Agreement and the transactions contemplated thereby are subject to numerous conditions, including regulatory approval. Assuming the satisfaction of all conditions to each party's obligation to consummation, it is anticipated that the transactions contemplated by the Agreement will become effective in the third quarter of 1996. As of April 10, 1996, the aggregate amount of deposits to be assumed was approximately $66.1 million, and the aggregate principal amount of loans to be acquired was approximately $39.7 million, subject in each case to adjustment in accordance with the provisions of the Agreement.

     Item 2 - Management's Discussion and Analysis

     FINANCIAL CONDITION
     FWB Bancorporation's (the "Corporation") total assets at June 30, 1996 of $44,120,000 reflected an increase of $3,442,000 or 8.46% from December 31, 1995. This increase resulted primarily from increased loan demand which was funded by a fixed rate advance from the Federal Home Loan Bank of Atlanta in the amount of $2,200,000 and growth in deposits of $1,230,000. The growth in deposits consists primarily of growth in transaction accounts.

     The Corporation's Stockholders' Equity of $3,789,000 at June 30, 1996 reflected an increase of $49,000 or 1.31% from December 31, 1995. The increase is attributable primarily to earnings from operations of $32,000. See "Stockholders' Equity of the Corporation" below.

     Total loans of the Corporation's wholly owned financial institution subsidiary, FWB Bank, (the "Bank") at June 30, 1996 of $32,219,000 reflected an increase of $2,276,000 or 7.83% from December 31, 1995. This increase consists primarily of loans made to small and medium sized businesses, the Bank's primary target market.

     Total deposits of the Bank at June 30, 1996 of $37,900,000 reflected an increase of $1,230,000 or 3.35% from December 1995. This increase consists primarily of an increase in interest bearing transaction account deposits of $1,114,000 at June 30 1996 compared to December 31, 1995. At June 30, 1996, non-interest bearing deposits increased slightly from year end 1995 and are approximately 21% of total deposits.

     Liquidity.  The Bank's liquidity position, those assets invested in cash,
     ---------
     federal funds, and securities available for sale, totalling $5,233,000, reflected an increase of $603,000 from December 31, 1995. This increase consists primarily of an increase in federal funds sold of $705,000. The Bank also purchased $338,000 in shares of stock of the Federal Home Loan Bank of Atlanta ("FHLB") in 1996 in connection with the Bank's membership in the FHLB and advances for which the Bank has been approved.

     Funds available through the Bank's sources of short term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs. However, management continues to monitor the Bank's asset and liability mix to ensure that adequate liquidity is maintained.

     The Bank's loan to deposit ratio was 85.01% at June 30, 1996 compared to 81.30% at December 31, 1995.

     Investment Activity.  The Corporation invests in various types of liquid
     -------------------
     assets, including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds, and other qualifying liquid investments. In 1996, one floating rate security issued by a government sponsored entity in the amount of $500,000 and one fixed rate Treasury bond in the amount of $250,000 matured. A fixed rate callable security was purchased at par value, $500,000 in the first quarter of 1996. In July, the Bank purchased another fixed rate callable security at par value of $500,000 which will settle in August. These transactions were the result of an evaluation of short term liquidity needs and current yields.

     Allowance for Loan Losses.  The allowance for loan losses at June 30, 1996
     --------------------------
     was $879,000 or 2.73% of total loans outstanding, compared to $748,000 or 2.51% at December 31, 1995. In the period ended June 30, 1996, there were $62,000 in charge-offs including a $22,000 write down of a non-accrual loan to the current fair value of the collateral. Recoveries in the period ended June 30, 1996 totalled $195,000 including proceeds from a prejudgment attachment of an account pledged as collateral for a loan charged off in a prior year in the amount of $121,000. Net recoveries in the period ended June 30, 1996 were $133,000 compared to net recoveries of $36,000 in the period ended June 30, 1995. Although the allowance for loan losses at June 30, 1996 increased since December 31, 1995, non-performing loans increased $837,000 to $1,302,000 at June 30, 1996 from $465,000 at December 31, 1995.
     This increase is attributable to an increase in loans delinquent 90 days or
     more in the amount of $882,000 in the period ended June 30, 1996.   See
     "Non-performing Loans and Assets" below.   At June 30, 1996, the allowance
     for loan losses was 67.51% of non-performing loans compared to 160.86% at December 31, 1995. In management's opinion, the allowance for loan losses as of June 30, 1996 is adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

     As a result of management's evaluation of the adequacy of the allowance for loan losses, a reduction of $35,000 of the allowance through the provision for loan losses was approved in July 1996. The resulting allowance for loan losses is expected to be 2.62% of loans outstanding.

     Non-performing Loans and Assets.  The Bank's non-performing assets
     -------------------------------
     totalling $2,454,000 consist of loans delinquent 90 days or more, non-accrual loans, restructured loans, other real estate owned ("OREO"), and other assets. The percentage of non-performing assets to total assets increased to 5.57% at June 30, 1996 from 3.98% at December 31, 1995. This increase is attributable to an increase in loans delinquent 90 days or more of $882,000 at June 30, 1996. In July 1996, one property classified as OREO in the amount of $77,000 was sold for $41,000. Management intends to continue its efforts to reduce non-performing assets through future sales of OREO and other assets and upgrading of non-performing loans.

     Non-performing loans totalled $1,302,000 at June 30, 1996 compared to $465,000 at December 31, 1995, an increase of $837,000 or 180%. Non-
     performing loans at June 30, 1996 consist of loans delinquent 90 days or more totalling $882,000, one loan in non-accrual status in the amount of $55,000, and one restructured loan in the amount of $365,000. This restructured loan has been renegotiated and is currently performing within its new terms. The percentage of non-performing loans to total loans increased to 4.04% at June 30, 1996 compared to 1.56% at December 31, 1995.

     Of the loans totalling $882,000 which were delinquent 90 days or more as of June 30, 1996, $90,000 is current as of July 31, 1996. The balance consists primarily of a residential construction loan in the amount of $648,000 made to a builder to finance the sale of a foreclosed property of the Bank. This loan is collateralized by lots on which single family homes will be built. A specific reserve for this loan has been established.

     At June 30, 1996, OREO, net of valuation reserve, was $1,052,000, which is equal to the amount of net OREO at December 31, 1995. This amount includes five properties. There is a valuation reserve in the amount of $30,000 which was established in the first quarter of 1995 for one property as a result of an updated appraisal. This property is currently generating rental income on a monthly basis. In addition, the lease agreement contains a purchase option at a price significantly above the Bank's carrying value. It is management's belief that the property will be sold for the option price at the end of the lease. Generally, the Bank evaluates the fair value of each property owned annually. These evaluations may be appraisals or other market studies. At June 30, 1996, management believes the carrying amounts for OREO properties approximate fair value. There were no additions to OREO in the current period.

     In July 1996 one property was sold for approximately $35,000 less than its carrying amount. This property in the amount of $77,000 has been classified as OREO since July 1992. The purchaser is the owner of the adjacent property and agreed to purchase with cash. Therefore, management chose to reduce its holding of non-performing assets by selling this property.

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

     Stockholders' Equity.  Stockholders' equity of $3,789,000 at June 30, 1996
     ---------------------
     increased $49,000 or 1.31% from December 31, 1995. The increase in equity since December 31, 1995 includes year-to-date earnings from operations in the amount of $32,000. Also included in stockholders' equity at June 30, 1996 is an unrealized holding gain of $2,000 for securities available for sale compared to an unrealized holding gain of $32,000 at December 31, 1995 and $243,000 of unamortized loss on securities held to maturity compared to $289,000 at December 31, 1995. The unamortized loss on securities held to maturity relates to the transfer of securities from the available for sale portfolio to the held to maturity portfolio in 1994. This unrealized loss is being amortized over the remaining life of the securities as an adjustment of yield.

     A private placement offering was initiated in May 1996 in connection with the consummation of the acquisition of assets and assumption of deposit liabilities discussed above.

     Capital Adequacy and Regulatory Requirements.  At June 30, 1996, the Bank's
     --------------------------------------------
     ratio of Tier I capital to total average assets equalled 8.94%, which exceeded the minimum leverage capital ratio of 4% by 4.94%.

     At June 30, 1996, the Bank's Tier I capital to risk-weighted assets ratio was 12.09% which exceeded the minimum required ratio of 4% by 8.09%. The Bank's total capital to risk-weighted assets ratio at June 30, 1996 was 13.34% which exceeded the minimum required ratio of 8% by 5.34%.


     RESULTS OF OPERATIONS
     For the six months ended June 30, 1996, the Corporation had net income of $35,000 before taxes of $3,000 compared to net income from the corresponding period in 1995 of $111,000 a decrease of $76,000 or 68.47%. The decrease is attributable to a decrease in net interest income of $39,000 and an increase in noninterest expense of $58,000.

     The earnings per share were $0.02 for the six months ended June 30, 1996, compared to $0.07 per share for the corresponding period in 1995.

     Net Interest Income.  Net interest income is the difference between
     -------------------
     interest income on earning assets and interest expense on interest bearing deposits and other borrowings. Net interest income for the six month period ended June 30, 1996 of $1,158,000 reflected a decrease of $39,000 or 3.26% compared to the corresponding period in 1995. Interest income for the six month period ended June 30, 1996 was $1,745,000, an increase of $9,000 or .52% from the same period in 1995. Interest and fees on loans was $1,527,000 for the period ended June 30, 1996 reflected an increase of $80,000 or 5.53% compared to the corresponding period of 1995. This increase was primarily due to an increase in average loans outstanding of $1,557,000 at June 30, 1996 compared to June 30, 1995. Interest income on investment securities for the six month period ended June 30, 1996 of $188,000 reflected a decrease of $35,000 or 15.70% compared to the corresponding period in 1995. This decrease is primarily the result of the repricing of floating rate securities in the investment portfolio. The earnings on these securities will continue to be affected by changes in the relationship of long term and short term rates. Interest expense of $587,000 for the period ended June 30, 1996 reflected an increase $48,000 or 8.91% from the corresponding period in 1995. This includes a decrease in interest expense on deposits of $6,000 and an increase of $54,000 in interest expense on advances and other borrowed funds for the period ended June 30, 1996 compared to the corresponding period of 1995. This is due primarily to an increase in other borrowed funds in the form of an advance from the FHLB. Interest expense on deposits of $271,000 in the quarter ended June 30, 1996 reflects a decrease from the corresponding quarter in 1995 of $23,000 or 7.82% primarily due to a decrease in certificates of deposit of $100,000 or more. Since December of 1995, the Bank has increased deposits of transaction accounts as a result of its marketing strategy to expand banking relationships to consumers. These transaction account deposits have a lower interest cost to the Bank.

     The average yield on interest earning assets for the six month period ended June 30, 1996, was 8.74% compared to 9.06% for the six months ended June 30, 1995. The average cost of funds for the six months ended June 30, 1996, was 3.80% compared to 3.66% for the same period in 1995. Additionally, the net interest margin was 5.80% for the period ended June 30, 1996 compared to 6.25% for the corresponding period in 1995.

     Provision for Loan Losses.  There was no provision for loan losses in the
     -------------------------
     period ended June 30, 1996. Although there has been an increase in non-performing assets due to an increase in loans delinquent 90 days or more, specific reserves have been established and the Bank considers the allowance adequate at this time.

     In July 1996, as a result of management's evaluation of the adequacy of the Bank's allowance for loan losses, there has been a reduction of the allowance through the provision in the amount of $35,000.

     Noninterest Income.  Noninterest income for the six month period ended June
     ------------------
     30, 1996, was $240,000 compared to $189,000 for the six months ended June 30, 1995, an increase of $51,000 or 26.98%. This includes a decrease in non-recurring other income of $9,000 and by an increase of $60,000 in service charges on deposit accounts. This increase consists primarily of an increase of $45,000 in the second quarter of 1996 compared to the corresponding period of 1995.

     Noninterest Expense.  Noninterest expense for the period ended June 30,
     -------------------
     1996 of $1,363,000 reflected an increase of $58,000 or 4.44% compared to the corresponding period of 1995. Expense for occupancy and equipment of $278,000 increased $43,000 or 18.30% in the period ended June 30, 1996 compared to the corresponding period of 1995 as a result of increased expenses associated with the relocation of the Germantown branch in the fourth quarter of 1995 and the opening of the Bank's fourth branch in downtown Bethesda, Maryland in May 1996. Data processing services expense increased $29,000 or 20.59% in the period ended June 30, 1996 compared to the same period of 1995 due to outsourcing of certain back office functions. In addition, the Bank is taking advantage of advances in technology available in order to improve its product line, service delivery, and achieve other operating efficiencies. The Bank's expense for FDIC insurance for the period ended June 30, 1996 of $5,000 decreased by $41,000 or 88.89% compared to the same period in 1995. On August 8, 1995, the FDIC voted to reduce the deposit insurance premium paid by most members of the Bank Insurance Fund ("BIF") effective June 1, 1995. Therefore, the Bank was eligible for a refund in the amount of $23,420 which it received in September 1995. In addition, the Bank's FDIC insurance expense continues to decrease due to its improved supervisory rating and well-capitalized position. The Bank's current assessment rate is .03% of deposits. The FDIC has established a process for raising or lowering all assessment rates for BIF-insured institutions semi-annually if conditions warrant a change. The Corporation's expense for other insurance for the period ended June 30, 1996 of $35,000 increased by $17,000 or 94.44% compared to the corresponding period in 1995 due to increased coverage acquired for general banking activities resulting from re-evaluation of the Bank's existing coverage and reduced premiums due to its improved financial condition and results of operations.

     In July 1996, the Bank incurred an increase in other real estate owned expense due to a loss on the sale of a property in the amount of $35,000.

     Applicable Income Tax.  Net operating loss carryforwards for the first six
     ---------------------
     months of 1996 offset current tax expense except to the extent of the effect of the Alternative Minimum Tax. Income tax expense posted in the period ended June 30, 1996 in the amount of $3,000 includes $1,000 which will be applied to tax liability for 1995 and $2,000 which will be applied to tax liability for 1996.

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings  N/A

        Item 2 - Changes in Securities  N/A

        Item 3 - Defaults Upon Senior Securities  N/A

        Item 4 - Submission of Matters to a Vote of Security Holders     N/A

        The Annual Meeting of Stockholders of FWB Bancorporation (the "Corporation") was held at FWB Bank, 1800 Rockville Pike, Rockville, Maryland 20852, on April 10, 1996.

        ELECTION OF DIRECTORS

        The following persons were elected as Directors of the Corporation, to serve for a period of one year.

             NAME                        VOTES FOR           VOTES WITHHELD

             Wilma E. Bernstein          2,508,032           1,003
             Abbey J. Butler             2,508,032           1,003
             Steven K. Colliatie         2,507,730           1,305
             Melvyn J. Estrin            2,508,032           1,003
             Nella C. Manes              2,506,520           2,515
             Avis Y. Pointer             2,507,004           2,031
             Joan H. Schonholtz          2,506,520           2,515

        Item 5 - Other Information    N/A

        Item 6 - Exhibits and Reports on Form 8-K

        A.   Exhibits

             (11) Statement regarding computation of per share earnings:
                  Earnings per share have been computed based upon 3,258,833 shares, the weighted average number of shares outstanding during the period ended June 30, 1996.

             (27) Financial Data Schedule:  Filed herewith.

        B.   Reports on Form 8-K

             (b) Reports on Form 8-K. On April 18, 1996, the Corporation filed a
                 -------------------
        report on Form 8-K, under Item 5 of that Form, reporting that the Corporation and its wholly owned Maryland chartered bank subsidiary, FWB Bank, Rockville, Maryland (the "Bank") had entered into a Purchase and Assumption Agreement (the "Agreement"), dated as of April 10, 1996, with First Commonwealth Financial Corp ("FCFC") and its wholly owned federal savings bank subsidiary, First Commonwealth Savings Bank FSB, Alexandria, Virginia ("FSB"), pursuant to which the Bank will acquire certain loans and assume certain deposit liabilities relating to the Alexandria, Virginia branch of FSB (the "Branch") and the Corporation will purchase certain real and personal property relating to the Branch, and a related private placement of Common Stock of the Corporation.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FWB BANCORPORATION
                                    (Registrant)


Date:     August 12, 1996
       -----------------------      -----------------------------------------
                                    Steven K. Colliatie
                                    President



Date:     August 12, 1996
       -----------------------      -----------------------------------------
                                    Barbara L. Martinez
                                    Chief Financial Officer