Form 10QSB
period 1996-09-30
FWB BANCORPORATION
filed 1996-11-14
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF  THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 1996   Commission File Number
                               ------------------
0-16187
-------

                              FWB BANCORPORATION
                         ----------------------------
       (Exact name of small business issuer as specified in its charter)


       Maryland                                        52-1332050
  -------------------                         ------------------------------
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

  YES    X         NO___________
     ----------

     At October 31, 1996, there were 3,925,499 shares of Common Stock, Par Value $.10 per share outstanding.

     Transitional Small Business Disclosure Format

     YES________         NO    X
                           --------

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----
  Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets.......................................1
           Consolidated Statements of Income (Loss)..........................2
           Consolidated Statements of Changes in Stockholders' Equity........3
           Consolidated Statements of Changes in Cash Flow...................4
           Notes to Consolidated Financial Statements........................5

  Item 2 - Management's Discussion and Analysis

           Financial Condition.............................................5-9
           Results of Operations..........................................9-11

PART II - OTHER INFORMATION
---------------------------

  Items 1 - 5...............................................................12

  Item 6 - Exhibits and Reports on Form 8-K..............................12-13

  SIGNATURES................................................................14

PART I - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements
FWB BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                              September 30,                  December 31,
                                                                   1996                          1995
                                                              ------------                  -------------
ASSETS                                                          Unaudited                       Audited
Cash and due from banks                                       $      2,444                  $       1,557
Time deposits with banks                                             4,500                             95
Federal funds sold                                                  14,532                            ---

Investment securities:
    Available for sale - at fair value                               3,009                          3,073
    Held to maturity - at amortized cost                             9,389                          4,953
                                                              ------------                  -------------
Total Investment Securities                                         12,398                          8,026
                                                              ------------                  -------------

Loans                                                               69,096                         29,812
    Less allowance for loan losses                                  (1,017)                          (748)
                                                              ------------                  -------------
Loans - net                                                         68,079                         29,064
                                                              ------------                  -------------

Property and equipment                                               1,997                            351
Foreclosed real estate, net                                            975                          1,052
Accrued interest receivable                                            620                            316
Intangible asset - deposit premium                                   1,181                            ---
Goodwill                                                                83                            ---
Other assets                                                           245                            217

        TOTAL ASSETS                                          ------------                  -------------
                                                              $    107,054                  $      40,678
                                                              ============                  =============

LIABILITIES
Non-interest bearing deposits                                 $     10,324                  $       7,948
Interest bearing deposits                                           87,091                         28,722
                                                              ------------                  -------------
     Total deposits                                                 97,415                         36,670

Federal funds purchased and securities sold under
     agreements to repurchase                                          ---                             59
Notes payable                                                        3,500                            ---
Accrued expenses and other liabilities                                 318                            209
                                                              ------------                  -------------

        TOTAL LIABILITIES                                          101,233                         36,938
                                                              ------------                  -------------


STOCKHOLDERS' EQUITY
Common stock - $.10 par value, shares authorized
     7,500,000; shares outstanding 3,925,499 and
     3,258,833 respectively                                            393                            326
Additional paid-in capital                                          10,405                          8,476
Accumulated deficit                                                 (4,763)                        (4,805)
Net unrealized holding loss on investment
   securities                                                         (214)                          (257)

        TOTAL STOCKHOLDERS' EQUITY                            ------------                  -------------
                                                                     5,821                          3,740
                                                              ------------                  -------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                $    107,054                  $      40,678
                                                              ============                  =============

                              FWB BANCORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                  (unaudited)

                                                                 For the Nine                Third Quarter
                                                                 Months Ended                    Ended
                                                                 September 30,               September 30,
                                                                1996        1995           1996          1995
                                                             ---------   ---------      ---------     ---------
INTEREST INCOME:
  Interest and fees on loans                                   $2,395     $2,216           $868          $769
  Interest on investment securities:
    U. S. Government, its agencies, and sponsored entitie         296        331            108           108
    Other investments                                              19        ---            ---           ---
  Interest on federal funds sold                                   51         90             29            24
                                                              ---------  ---------      ---------     ---------
      Total interest income                                     2,761      2,637          1,005           901
                                                              ---------  ---------      ---------     ---------
INTEREST EXPENSE:
  Interest on certificates of deposit of $100,000 or more          74         89             31            33
  Interest on other deposits                                      804        737            316           256
                                                              ---------  ---------      ---------     ---------
                                                                  878        826            347           289

  Interest on Federal Home Loan Bank advances                      71        ---            ---           ---
  Interest on federal funds purchased and securities
    sold under agreements to repurchase                            20          9             12             7
      Total interest expense                                      969        835            359           296
                                                              ---------  ---------      ---------       -------

NET INTEREST INCOME                                             1,792      1,802            634           605

PROVISION (RECOVERY) FOR LOAN LOSSES                              (35)       (30)           (35)          ---
                                                              ---------  ---------      ---------       -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                               1,827      1,832            669           605

NON-INTEREST INCOME:
  Service charges on deposit accounts                             270        168             95            53
  Other income                                                     98        165             33            91
                                                             ---------  ---------       ---------       -------
      Total non-interest income                                   368        333            128           144
                                                             ---------  ---------       ---------       -------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  976        945            352           308
  Occupancy and equipment expense                                 481        355            203           120
  Data processing services                                        190        152             63            54
  FDIC insurance                                                   11         46              6             1
  Insurance                                                        49         32             14            14
  Legal fees                                                      102        120             14            32
  Other real estate owned expense                                  56         48             39             7
  Other expenses                                                  284        228             95            85
                                                             ---------  ---------       ---------       -------
      Total non-interest expense                                2,149      1,926            786           621
                                                             ---------  ---------       ---------       -------

INCOME (LOSS) BEFORE INCOME TAXES                                  46        239             11           128

APPLICABLE INCOME TAX                                               4        ---              1           ---
                                                             ---------  ---------       ---------       -------
NET INCOME (LOSS)                                                 $42       $239            $10          $128
                                                             =========  =========       =========       =======

EARNINGS PER COMMON SHARE:                                      $0.02      $0.10          $0.00         $0.05

                              FWB BANCORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                              Additional                        Unrealized       Total
                                                  Common       Paid-In        Accumulated Holding (Loss) Stockholders'
                                                  Stock        Capital         (Deficit)       on Securities     Equity
                                               -----------  -------------    -------------      -----------   -------------
BALANCE AT DECEMBER 31, 1994                    $     318    $     8,331      $    (5,081)           (463)     $     3,105

  Net loss for the nine months
     ended September 30, 1995                          --             --              239              --              239

  Issuance of common stock at $2.00 per share           8            145               --              --              153

  Net change in unrealized appreciation on
     investment securities                             --             --               --             173
                                               -----------  -------------    -------------      -----------   -------------
BALANCE AT SEPTEMBER 30, 1995                   $     326    $     8,476      $    (4,842)           (290)     $     3,670
                                               ===========  =============    =============      ===========   =============


BALANCE AT DECEMBER 31, 1995                    $     326    $     8,476      $    (4,805)           (257)     $     3,740

  Net income for the nine months
     ended September 30, 1996                          --             --               42              --               42

  Issuance of common stock at $3.00 per share          67           1929               --              --            1,996

  Net change in unrealized appreciation on
     investment securities                             --             --               --              43               43
                                               -----------  -------------    -------------      -----------   -------------
BALANCE AT SEPTEMBER 30, 1996                   $     393    $    10,405      $    (4,763)           (214)     $     5,821
                                               ===========  =============    =============      ===========   =============

                              FWB BANCORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                     For Nine Months Ended
                                                                                     September 30,
                                                                                   1996            1995
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $42            $239
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                         85              77
    Accretion and amortization of securities                                            (10)             (8)
    Provision (recovery) for loan losses                                                (35)            (30)
    Net realized gain from sales of assets                                          ---                 (58)
    Other real estate owned - write downs                                                35              30
    Net changes in:
      Accrued interest receivable                                                      (304)            107
      Other assets                                                                      (28)            349
      Accrued expenses and other liabilities                                            109              72
      Other - net                                                                       214             113
                                                                                ------------    ------------
        Net cash provided by operating activities                                       108             891
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of loans and deposits from FCSB net of cash received                 21,006         ---
    Purchase of time deposit                                                         (4,500)        ---
    Proceeds from maturity of time deposit                                               95         ---
    Net increase in federal funds sold                                              (14,532)        ---
    Purchases of available for sale securities                                         (407)         (1,248)
    Purchases of held to maturity securities                                         (4,869)        ---
    Proceeds from maturities/principal payments on available for sale                   250              50
    Proceeds from maturities/principal payments on held to maturity securities          500         ---
    Proceeds from sale of available for sale securities                                 204           4,000
    Net increase in loans originated                                                 (5,538)         (5,093)
    Proceeds from sale of loans                                                       3,796           1,830
    Purchases of loans                                                              ---                 440
    Purchases of property and equipment                                              (1,731)           (103)
    Proceeds from disposition of other real estate owned                                 77         ---
                                                                                ------------    ------------
       Net cash used by investing activities                                         (5,649)           (124)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                            3,500        ---
  Net increase (decrease) in deposits                                                   991            (628)
  Net decrease in federal funds purchased and securities sold
    under agreements to repurchase                                                      (59)           (351)
  Proceeds from issuance of common stock                                              1,996             153
                                                                                ------------    ------------
       Net cash (used) provided by financing activities                               6,428            (826)
                                                                                ------------    ------------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   887             (59)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,557           1,567
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $2,444          $1,508
                                                                                ============    ============

Supplemental disclosures:
  Interest payments                                                                    $159            $791
  Income tax payments                                                                     4         ---

Noncash investing and financing activities:
  Transfers from loans to other real estate owned                                   ---             ---
  Unrealized gain (loss) on investment securities available for sale                     43              21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the financial statements which have been prepared in accordance with generally accepted accounting principles. The financial statements contained herein, except for the financial statements as of December 31, 1995, are unaudited. In management's opinion, the financial statements present fairly the financial condition of the Corporation and its subsidiary at September 30, 1995 and September 30, 1996, and all adjustments necessary to fairly state the results of operations and financial condition are reflected and such adjustments are of a normal recurring nature. The results of operations presented for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

The Corporation and its wholly owned Maryland chartered bank subsidiary, FWB Bank, Rockville, Maryland (the "Bank") entered into a Purchase and Assumption Agreement (the "Agreement") dated as of April 10, 1996, with First Commonwealth Financial Corp ("FCFC") and its wholly owned federal savings bank subsidiary, First Commonwealth Savings Bank FSB, Alexandria, Virginia ("FSB"), pursuant to which the Bank acquired certain loans and assumed certain deposit liabilities relating to the Alexandria, Virginia branch of FSB (the "Branch"), and the corporation purchased certain real and personal property relating to the Branch (together, the Acquisition). The Acquisition called for by the Agreement, as amended, was consumated on September 20, 1996. In connection with the Acquisition, FWB borrowed $3.5 million and sold 666,666 newly issued shares of common stock, par value $.10 per share, in a private placement offering to a
limited number of accredited investors, at a price of $3.00 per share.   The
Acquisition was accounted for as a purchase under generally accepted accounting principles, and, accordingly, the assets acquired and liabilities assumed were recorded at their fair values. As a result, the following were recorded: deposits with a fair value of $59.8 million; loans, net of the applicable allowance for losses, of $36.5 million, land and building with a combined fair value, based upon appraisal, of $1.2 million; cash in the amount of $21 million; and other assets with a fair value of $300 thousand. In addition, a deposit intangible of approximately $1.2 million and goodwill of $83 thousand were recorded in connection with the Acquisition, and are being amortized over periods of 9 years and 12 years, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

This Managements Discussion and Analysis contains forward-looking statements, including statements of goals, intentions and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties.

FINANCIAL CONDITION

FWB Bancorporation's (the "Corporation") total assets at September 30, 1996 of $107 million reflected an increase of $66 million or 163% from December 31, 1995. This increase resulted primarily from the acquisition of loans, property and equipment amounting to approximately $61.3 million as described in the preceeding paragraph.

The Corporation's Stockholders' Equity of $5.8 million at September 30, 1996 reflected an increase of $2.1 million or 55% from December 31, 1995. The increase is attributable to additional capital raised under a private placement offering, earnings from operations, and a reduction in net unrealized holding loss on investment securities. See "Stockholders' Equity of the Corporation" below.

Total loans of the Bank at September 30, 1996 of $69.1 million reflected an increase of $39.3 million or 131% from December 31, 1995. This increase consists primarily of the loans acquired in the transaction described above in the amount of $36.7 milllion. The loans acquired are primarily commercial real estate loans. In addition, an increase in the Banks existing portfolio in the amount of $5.5 million resulted from increased loan demand and the Banks marketing efforts to its target market, small and medium sized businesses.

Total deposits of the Bank at September 30, 1996 of $97.4 million reflected an increase of $60.7 million or 165% from December 1995. This increase consists primarily of deposit liabilities assumed under the transaction described above in the amount of $59.8 million. The deposit liabilities assumed consisted of $49.7 million in certificates of deposit, $7.7 million in interest bearing
transaction accounts and $2.4 million in demand deposits.   A premium of $1.2
million was paid for these deposits. This amount has been reflected as an intangible asset on the books of the Bank at September 30, 1996.

Liquidity.  The Bank's liquidity position, those assets invested in cash,
----------
federal funds, and securities available for sale, totalling $19.8 million, reflected an increase of $15.1 million from December 31, 1995. This increase resulted from the cash payment of approximately $21 million received in connection with the acquisition of loans, deposits, property and equipment previously described.

Funds available through the Bank's sources of short term borrowing, asset maturities and available-for-sale securities are considered adequate to meet current needs. However, management continues to monitor the Bank's asset and liability mix to ensure that adequate liquidity is maintained.

The Bank's loan to deposit ratio was 71% at September 30, 1996 compared to 81% at December 31, 1995.

Investment Activity.  The Corporation invests in various types of liquid assets,
--------------------
including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds and other qualifying liquid investments. In 1996, one floating rate security issued by a government sponsored entity in the amount of $500,000 and one fixed rate Treasury bond in the amount of $250,000 matured. A fixed rate callable security was purchased at par value, $500,000 in the first quarter of 1996. In the third quarter, the Bank purchased another fixed rate callable security at par value of $500,000, and four fixed rate agencies, three of which are mortgage backed securities.

Allowance for Loan Losses.  The allowance for loan losses at September 30, 1996
--------------------------
was $1 million or 1.47% of total loans outstanding, compared to $748 thousand or 2.51% at December 31, 1995. In the period ended September 30, 1996, there were $133 thousand in charge-offs. Recoveries in the period ended September 30, 1996 totalled $218 thousand including proceeds from a prejudgment attachment of an account pledged as collateral for a loan charged off in a prior year in the amount of $121 thousand. Net recoveries in the period ended September 30, 1996 were $85 thousand compared to net recoveries of $16 thousand in the period ended September 30, 1995. Although the allowance for loan losses at September 30, 1996 increased since December 31, 1995, non-performing loans increased $638 thousand to $1.1 million at September 30, 1996 from $465 thousand at December 31, 1995. This increase is attributable to an increase in non-accrual loans in the amount of $571 thousand in the period ended September 30, 1996. See "Non-performing Loans and Assets" below. At September 30, 1996, the allowance for loan losses was 92% of non-performing loans compared to 161% at December 31, 1995. In management's opinion, the allowance for loan losses as of September 30, 1996 is adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

As a result of management's evaluation of the adequacy of the allowance for loan losses, a reduction of $35 thousand of the allowance through the provision for loan losses was approved in July 1996. The allowance was increased by the $220 thousand allowance for lossess related to the loans recorded in the Acquisition. The resulting allowance for loan losses is 1.47% of loans outstanding.

Non-performing Loans and Assets.  The Bank's non-performing assets totalling
--------------------------------
$2.2 million consist of loans delinquent 90 days or more, non-accrual loans, restructured loans, other real estate owned ("OREO"), and other assets. The percentage of non-performing assets to total assets decreased to 2.03% at September 30, 1996 from 3.98% at December 31, 1995. Management intends to continue its efforts to reduce non-performing assets through future sales of OREO and other assets and upgrading of non-performing loans.

loans totalled $1.1 million at September 30, 1996 compared to $465 thousand at December 31, 1995. Non-performing loans at September 30, 1996 consist of loans delinquent 90 days or more totalling $92 thousand, one loan in non-accrual status in the amount of $648 thousand and one restructured loan in the amount of $363 thousand. This restructured loan has been renegotiated and is currently performing within its new terms. The increase in non-performing loans resulted primarily from one loan in the amount of $648 thousand which became 90 days past due during the current quarter. The loan is collateralized by single family lots. A specific reserve for this loan has been established.

At September 30, 1996, OREO, net of valuation reserve, was $975 thousand, which is a decrease of $77 thousand compared to net OREO at December 31, 1995. This amount includes four properties. There is a valuation reserve in the amount of $30,000 which was established in the first quarter of 1995 for one property as a result of an updated appraisal. This property is currently generating rental income on a monthly basis. In addition, the lease agreement contains a purchase option at a price significantly above the Bank's carrying value. It is management's belief that the property will be sold for the option price at the end of the lease. Generally, the Bank evaluates the fair value of each property owned annually. These evaluations may be appraisals or other market studies.
At September 30, 1996, management believes the carrying amounts for OREO properties approximate fair value. There were no additions to OREO in the current period.

Stockholders' Equity.  Stockholders' equity of $5.8 million at September 30,
---------------------
1996 increased $2 million from December 31, 1995. The increase in equity since December 31, 1995 includes year-to-date earnings from operations in the amount of $42 thousand. Also included in stockholders' equity at September 30, 1996 is an unrealized holding gain of $4 thousand for securities available for sale compared to an unrealized holding gain of $32 thousand at December 31, 1995 and $218 thousand of unamortized loss on securities held to maturity compared to $289 thousand at December 31, 1995.


A private placement offering in the amount of $2 million was completed in September 1996 in connection with the consummation of the acquisition of assets and assumption of deposit liabilities previously discussed.

Capital Adequacy and Regulatory Requirements.  At September 30, 1996, the Bank's
---------------------------------------------
ratio of Tier I capital to total average assets equalled 15.46%, which exceeded the minimum leverage capital ratio of 4% by 9.46 %.

At September 30, 1996, the Bank's Tier I capital to risk-weighted assets ratio was 8.55% which exceeded the minimum required ratio of 4% by 4.55%. The Bank's total capital to risk-weighted assets ratio at September 30, 1996 was 9.79% which exceeded the minimum required ratio of 8% by 1.79%.


RESULTS OF OPERATIONS

For the nine months ended September 30, 1996, the Corporation had net income of $46 thousand before taxes of $4 thousand compared to net income from the corresponding period in 1995 of $239 thousand a decrease of $193 thousand or 81%. The decrease is primarilty attributable to an increase in noninterest expense of $223 thousand.

The earnings per share were $0.02 for the nine months ended September 30, 1996, compared to $0.10 per share for the corresponding period in 1995.

Net Interest Income.  Net interest income is the difference between interest
-------------------
income on earning assets and interest expense on interest bearing deposits and other borrowings. Net interest income for the nine month period ended September 30, 1996 of $1.8 million reflected a decrease of $10 thousand compared to the corresponding period in 1995. Interest income for the nine month period ended September 30, 1996 was $2.76 million, an increase of $124 thousand or 4.7% from the same period in 1995. Interest and fees on loans amounted to $2.4 million for the period ended September 30, 1996, an increase of $179,000 or 8.1% compared to the corresponding period of 1995. This increase was primarily due to an increase in average loans outstanding during the period. Interest income on investment securities for the nine month period ended September 30, 1996 of $315 thousand reflected a decrease of $16 thousand compared to the corresponding period in 1995. This decrease is primarily the result of the repricing of floating rate securities in the investment portfolio. The earnings on these securities will continue to be affected by changes in the relationship of long term and short term rates. Interest expense of $969 thousand for the period ended September 30, 1996 reflected an increase of $134 thousand or 16% from the corresponding period in 1995. This includes an increase in interest expense on deposits of $52 thousand and an increase of $82 thousand in interest expense on advances and other borrowed funds for the period ended September 30, 1996 compared to the corresponding period of 1995. This is due primarily to an increase in other borrowed funds in the form of an advance from the FHLB which was paid off in Sepetember 1996. Interest expense on deposits of $347 thousand in the quarter ended September 30, 1996 reflects an increase from the corresponding quarter in 1995 of $58 thousand or 20% primarily due to the impact of the acquisition of deposits previously discussed.


The average yield on interest earning assets for the nine month period ended September 30, 1996, was 8.69% compared to 8.97% for the nine months ended September 30, 1995. The average cost of funds for the nine months ended September 30, 1996, was 3.83% compared to 3.68% for the same period in 1995. Net interest margin was

5.64% for the period ended September 30, 1996 compared to 6.13% for the corresponding period in 1995.

Provision for Loan Losses.  There was no provision for loan losses in the period
-------------------------
ended September 30, 1996. Although there has been an increase in non-performing assets due to an increase in loans delinquent 90 days or more, specific reserves have been established and the Bank considers the allowance adequate at this time.

In July 1996, as a result of management's evaluation of the adequacy of the Bank's allowance for loan losses, there was a reduction of the allowance through the provision in the amount of $35 thousand.

Noninterest Income.  Noninterest income for the nine month period ended
------------------
September 30, 1996, was $368 thousand compared to $333 thousand for the nine months ended September 30, 1995, an increase of $35 thousand or 10%. Increased service charges on deposit accounts of $102 thousand were offset by a decrease in other income which resulted from a $58 thousand gain on the sale of loans that occured in the third quarter of 1995.


Noninterest Expense.  Noninterest expense for the period ended September 30,
-------------------
1996 of $2.15 million reflected an increase of $223 thousand or 11.6% compared to the corresponding period of 1995. Expense for occupancy and equipment of $481 thousand increased $126 thousand or 35.5% in the period ended September 30, 1996 compared to the corresponding period of 1995 as a result of increased expenses associated with the relocation of the Germantown branch in the fourth quarter of 1995 and the opening of the Bank's fourth branch in downtown Bethesda, Maryland in May 1996. Data processing services expense increased $38 thousand or 25% in the period ended September 30, 1996 compared to the same period of 1995 due to outsourcing of certain back office functions. In addition, the Bank is taking advantage of advances in technology available in order to improve its product line, service delivery and achieve other operating efficiencies. The Bank's expense for FDIC insurance for the period ended September 30, 1996 of $11 thousand decreased by $35 thousand or 76% compared to the same period in 1995. The FDIC reduced the deposit insurance premium paid by most members of the Bank Insurance Fund ("BIF") effective September 1, 1995. As a result of this premium decrease, the Bank received a refund in the amount of $23,420 in September 1995. In addition, the Bank's FDIC insurance expense decreased due to its improved supervisory rating and well-capitalized position. FDIC insurance expense will increase as a result of the deposits acquired in the transaction previously discussed. The Bank's current assessment rate is .03% of deposits. The FDIC has established a process for raising or lowering all assessment rates for BIF-insured institutions semi-annually if conditions warrant a change.


In July 1996, the Bank incurred an increase in other real estate owned expense due to a loss on the sale of a property in the amount of $35,000.

Applicable Income Tax.  Net operating loss carryforwards for the first nine
---------------------
months of 1996 offset current tax expense except to the extent of the effect of the Alternative Minimum Tax.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS   N/A

ITEM 2 -  CHANGES IN SECURITIES N/A

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES  N/A

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     N/A

ITEM 5 -  OTHER INFORMATION      N/A

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     (11) Statement regarding computation of per share earnings: Earnings per share have been computed based upon 3,258,833 shares, the weighted average number of shares outstanding during the period ended September 30, 1996.

     (27) Financial Data Schedule:  Filed herewith.

B.   Reports on Form 8-K

     (b) Reports on Form 8-K.  FWB Bancorporation filed a report on Form 8-K on
         -------------------
October 4, 1996 reporting the acquisition of a portfolio of loans a bulding and fixed assets and the assumption of deposits associated with the Alexandria, Virginia office of First Commonwealth Savings Bank, FSB a wholly owned subsidiary of First Commonwealth Financial Corp. No financial statements were filed with the Form 8-K in accordance with instruction (b) (2) to Item 7 of Form 8-K.

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FWB BANCORPORATION
                                        (Registrant)

Date:     November 13, 1996             /s / Steven K. Colliatie
       ------------------------         -------------------------------------
                                                  Steven K. Colliatie
                                                  President



Date:     November 13, 1996            /s/ Barbara L. Martinez
       -----------------------         --------------------------------------
                                                  Barbara L. Martinez
                                                  Chief Accounting Officer