Form 10KSB40
period 1996-12-31
FWB BANCORPORATION
filed 1997-03-26
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

          Annual Report under Section 13 of the Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996

                        Commission File Number 0-16187

                              FWB BANCORPORATION
                    --------------------------------------
             (Exact name of small business issuer in its charter)

              MARYLAND                            52-1332050
              --------                            ----------
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
                                                           --------------

Securities registered pursuant to Section 12(b)
of the Exchange Act:                                            None
                                                                ----

Securities registered pursuant to Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $.10 PER SHARE
                    --------------------------------------
                                Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.   YES  X     NO
                                                                ---       ---

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $5,323,959

The aggregate market value of the voting stock held by non-affiliates as of March 7, 1997 was $4,991,548. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

The number of shares of common stock outstanding as of March 7, 1997:  4,040,915

                     DOCUMENTS INCORPORATED BY REFERENCE:

          The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

          1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996. (Parts I and II)
          2. Portions of the Proxy Statement for 1997 Annual Meeting of Stockholders. (Part III)


Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                          FORWARD-LOOKING STATEMENTS

     Part I and Part II of this Annual Report on Form 10-KSB contain forward-looking statements, including statements of goals, intentions, and expectations, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     FWB Bancorporation (the "Corporation"), headquartered in Rockville, Maryland and incorporated in the State of Maryland in 1983, is a Maryland bank holding company registered with and subject to the regulation and supervision of the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956, as amended (the "Act"). A majority of the Corporation's outstanding stock is owned by women. The Corporation's operations primarily consist of managing the operations of GrandBank, formerly FWB Bank (the "Bank"), its wholly-owned banking subsidiary. The Bank is a Maryland chartered commercial bank formed in 1979, with offices now located in Montgomery County, Maryland and the city of Alexandria, Virginia. The Bank is subject to the regulation and supervision of the Maryland State Commissioner of Financial Regulation (the "Maryland Commissioner"), the Virginia Commissioner of Financial Institutions (the "Virginia Commissioner"), and the Federal Deposit Insurance Corporation (the "FDIC"). As of December 31, 1996, the Bank had 41 employees, all of which were full time. The executive offices of the Corporation and the Bank are located at 1800 Rockville Pike, Rockville, Maryland 20852 and its telephone number is (301) 770-1300.

BUSINESS OF THE BANK

     The Bank, in addition to its headquarters in Rockville, has branch offices in Bethesda and Germantown, Maryland and Alexandria, Virginia. The Bank is a full-service community-oriented commercial bank serving small-to-medium sized businesses, professionals, and individuals in the Washington, DC metropolitan area.

     The Bank established its Alexandria, Virginia office in connection with the acquisition of a portfolio of loans, certain other assets, and certain deposits, form First Commonwealth Financial Corp and its subsidiary, First Commonwealth Federal Savings Bank FSB ("FSB"). This transaction, which was completed on September 20, 1996, and a related private offering of common stock, substantially increased the assets, liabilities and capital of the Corporation and the Bank, and significantly altered their operations, as indicated in the comparison provided elsewhere in this report.

     The Bank offers a full range of commercial and retail banking services, including commercial and consumer loan and deposit products suited to businesses and professional and consumer customers. Commercial products include working capital loans, letters of credit, lines of credit, and real estate loans, along with deposit products to support the business needs of the customer. Consumer products include home equity loans, automobile and other personal loans, overdraft protection through "Chek-Gard", home improvement loans, mortgage loans and deposit products including checking, savings, certificates of deposit, and individual retirement accounts. The Bank operates three Automated Teller Machines. The Bank is a member of the Internet shared automated teller system, the HONOR system, PLUS, and the Exchange systems, providing 24 hour access to funds.

     The Bank's mission is to provide a high level of personal service to the local community and also to participate in community service within the Montgomery County, Alexandria, Virginia, and the Washington, D.C. metropolitan area. The Bank competes with local and regional commercial banks, savings associations, mutual savings banks, credit unions, money market brokers, and other financial institutions that provide loan and deposit relationships. The Bank competes with these other institutions for customers by offering competitive products and services, interest rates, and delivery of quality service and expertise.

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

                 A.   LOANS OUTSTANDING BY TYPE AT DECEMBER 31
                                (IN THOUSANDS)


                                           % of                  % of                  % of
                                1996    Portfolio     1995    Portfolio     1994    Portfolio
                              --------  ----------  --------  ----------  --------  ----------

Real Estate - Mortgage......   $54,164     74%       $17,107     57%       $16,329     60%

Real Estate - Construction..     1,709      2            221      1             29     --

Commercial..................    15,804     21         10,463     35          9,125     34

Consumer....................     2,047      3          2,021      7          1,519      6
                               -------    ---        -------    ---        -------    ---

     Total..................   $73,724    100%       $29,812    100%       $27,002    100%
                               =======    ===        =======    ===        =======    ===

          B.  MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
                                (IN THOUSANDS)


                                                  DUE AFTER      DUE IN ONE     DUE AFTER
 AT DECEMBER 31, 1996                            YEAR OR LESS  ONE-FIVE YEARS  FIVE YEARS
---------------------                            ------------  --------------  ----------

Real Estate - Mortgage.........................    $38,874         $11,761       $3,529
Real Estate - Construction.....................      1,709              --           --
Commercial.....................................     13,677           2,124            3
Consumer.......................................      1,294             604          149
                                                   -------         -------       ------

  Total loans maturities.......................    $55,554         $14,489       $3,681
                                                   =======         =======       ======

                                                                                 Variable
 LOANS WITH MATURITIES OF ONE YEAR OR GREATER                      Fixed Rate      Rate
                                                                   ----------      ----
Real Estate - Mortgage.........................                     $13,463       $1,827
Real Estate - Construction.....................                          --           --
Commercial.....................................                       2,127           --
Consumer.......................................                         753           --
                                                                    -------       ------
  Total Loans..................................                     $16,343       $1,827
                                                                    =======       ======

REAL ESTATE MORTGAGE AND CONSTRUCTION LOANS

          The Bank makes a wide variety of mortgage loan products available to businesses and individuals. Residential mortgages are made through the Bank's mortgage lending division, with numerous pricing, term and structuring options available. The Bank makes home equity lines of credit available to homeowners for a variety of purposes, with rates based upon the prime rate published in
The Wall Street Journal, as well as fixed rate home equity term loans for a
-----------------------
variety of purposes including home improvement. These loans are typically secured by 1-to 4-family, owner occupied homes in the Washington, D.C. metropolitan area. Commercial mortgages are made available to businesses and individuals for the purchase or re-finance of commercial properties such as office buildings, apartment buildings and industrial buildings located in the Washington, D.C. metropolitan area. These commercial mortgages generally have adjustable rates of interest based upon the prime rate as published in The Wall
                                                                       --------
Street Journal, or tied to an index of U.S. Government securities, have
--------------
maturities of five years or less and have amortizations of 15-30 years. The Bank does not generally make fixed-rate loans with maturities greater than 15 years for its own portfolio.

          On a limited basis, the Bank makes loans to businesses and individuals to finance the acquisition, development and construction of real estate. Generally, the loans are made to entities that are constructing the property for their own use and have qualified for permanent financing prior to beginning construction. The Bank's construction loans generally have adjustable rates of interest based on the prime rate as published in The Wall Street Journal, with
                                                 -----------------------
terms not generally exceeding one year.

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

CONSUMER LOANS

          The Bank makes consumer (installment) loans to individuals for a variety of personal and household purposes. Such loans generally are at fixed rates for terms of up to five years. In December, 1996, the Company and the Bank entered into an agreement that calls for the Bank to develop a credit card lending program for participants in certain health care plans. At year-end 1996, the program was under development, and lending had not begun.


DELINQUENCIES AND NON-ACCRUAL LOANS

          All delinquencies over five days are reviewed by loan officers and management on a weekly basis. Delinquencies greater than 30 days are reviewed by the Board of Directors on a monthly basis. The Bank's loan policy states that the transfer of a loan to non-accrual status will occur when there is a deterioration in the financial condition of the borrower and/or of collateral such that the collectability of principal and interest is in question or when a loan becomes contractually 90 days past due, unless, based upon management's judgment, the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, all accrued but unpaid interest is reversed from income and future payments are treated as cash income when received. Refer to the schedule of non-performing assets and past-due loans on page 5.

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

          Classified Assets.  The Bank reviews the loan portfolio on an ongoing
          -----------------
basis to detect and identify loans that show a deterioration in the borrower's financial condition or collateral values. Each loan is rated through a criteria and classification system based on the quality of the loan. There are eight ratings that can be assigned to a loan. These ratings are reviewed on an annual
basis.   These ratings are intended to be identical to the ratings used by the
Bank's regulatory agencies. Of the eight ratings, the first four are generally referred to as "pass" loans, the fifth as "special mention" loans and the sixth, seventh, and eighth as "substandard," "doubtful," and "loss." When the Bank classifies loans as either "substandard" or "doubtful," it is required to establish a specific allowance for loss in an amount deemed prudent by management. When the Bank classifies a loan as "loss" it is required to establish a specific allowance equal to 100% of the amount or to charge-off the amount against the allowance for credit losses. In addition to these specific allowances, the Bank maintains a general allocation which represents loss allowances which have been established to recognize the inherent risk associated with lending activities but have not been allocated to particular loans. The Bank's determination as to the classification of its assets and the amount of its allowance for credit losses is subject to review by the FDIC and the Commissioner which can require the establishment of additional general or specific loss allowances.

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

OTHER REAL ESTATE OWNED

          Other real estate owned represents assets acquired in satisfaction of loans either by foreclosure or deeds taken in lieu of foreclosure.

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

                C.     NON-PERFORMING ASSETS AND PAST DUE LOANS
                                (IN THOUSANDS)

                                                                       1996      1995      1994
                                                                      ------    ------    ------
Non-Performing Assets:
  Loans accounted for on a non-accrual basis.......................   $  742    $   77    $   --
  Restructured loans...............................................      361       388       397
                                                                      ------    ------    ------
     Total non-performing loans....................................    1,103       465       397
  Other real estate owned net of allowance.........................      975     1,052     1,633
  Other non-performing assets......................................      184       100        --
                                                                      ------    ------    ------
   Total non-performing assets.....................................   $2,262    $1,617    $2,030
                                                                      ======    ======    ======
     Total non-performing assets to total assets...................     2.24%     3.98%     4.90%
     Total non-performing loans to total loans.....................     1.50%     1.56%     1.47%


Past Due Loans:
  Loans contractually past due 90 days or more as to
     interest or principal payments, still accruing................   $  184    $   --    $   --
  Loans contractually past due 30 days or more through
     90 days as to interest or principal payments, still accruing..    1,641       954        --
                                                                      ------    ------    ------
     Total Past Due Loans..........................................   $1,825    $  954    $   --
                                                                      ======    ======    ======

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

                      SUMMARY OF LOAN LOSS EXPERIENCE AND
                          ALLOWANCE FOR CREDIT LOSSES
                            (DOLLARS IN THOUSANDS)

                                                                                          1996        1995                  1994
                                                                                       ----------  ----------            ----------

Balance January 1                                                                       $   748      $   704                 $ 809
Provision (recovery) charged to operating expense                                           (35)         (30)                 (114)
                                                                                        -------    ---------             ---------

Recoveries:
 Commercial                                                                                  51           13                    91
 Real Estate - Construction                                                                 172           83                    31
 Real Estate - Mortgage                                                                      --           --                    --
 Consumer and other                                                                           3           12                    23
                                                                                         ------    ---------             ---------

  Total recoveries                                                                          226          109                   145
                                                                                        -------    ---------             ---------

 Allowance acquired                                                                         221           --                    --
                                                                                        -------    ---------             ---------

Charge-offs:
 Commercial                                                                                 112           --                    82
 Real Estate - Construction                                                                  --           --                    25
 Real Estate - Mortgage                                                                      --            5                     9
 Consumer and other                                                                          32           30                    20
                                                                                        -------    ---------             ---------
  Total charge-offs                                                                         144           35                   136
                                                                                        -------    ---------             ---------
                                                                                            303           74                     9
                                                                                        -------    ---------             ---------
Balance December 31                                                                     $ 1,016      $   748                 $ 704
                                                                                        =======    =========             =========

Average amount of total loans
 outstanding, net                                                                       $42,891      $29,524               $24,464
Total loans outstanding at December 31, gross                                           $73,724      $29,812               $27,002

Loan loss ratios:
 Net charge-offs
  (recoveries) to average
  loans outstanding, net                                                                   (.19%)       (.25%)                (.04%)

Allowance for possible
 loan losses to total
 loans outstanding
  December 31                                                                              1.38%        2.51%                 2.61%

ALLOCATION OF ALLOWANCE
 FOR LOAN LOSSES AMONG LOAN TYPE AND
 % OF LOAN TYPE TO TOTAL LOAN PORTFOLIO                                     % OF                     % OF                  % OF
                                                                 1996     PORTFOLIO       1995     PORTFOLIO     1994    PORTFOLIO
                                                                ------    ---------     -------    ---------   --------  ---------
Commercial.................                                     $  115           21%    $     1           35%     $  70         34%
Real Estate - Construction.                                        111            2          96            1         12         --
Real Estate - Mortgage.....                                         25           74         117           57         57         60
Consumer...................                                         --            3          --            7          3          6
Unallocated................                                        765          N/A         534          N/A        562        N/A
                                                                ------         ----     -------    ---------   --------  ---------
  Total....................                                     $1,016                  $   748                   $ 704
                                                                ======                  =======                ========

INVESTMENT ACTIVITY

          The Corporation's investment policy is implemented by the Investment Committee, which is comprised of selected Board members and management. The investments are chosen primarily to provide and maintain adequate liquidity and to generate a positive return on investments without undue interest or credit risk. Investments are generally made with the intent to hold them until maturity. The Corporation invests in various types of liquid assets, including United States Treasury obligations and securities of Federal Government agencies and sponsored entities, certain certificates of deposit, Federal funds, and other qualifying liquid investments. At December 31, 1996, the Corporation had $16,263,924 outstanding in the investment portfolio and $214,100 in other investments.
Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in Item 7 hereof for the carrying and fair values of the investment securities portfolio. The investment portfolio is accounted for in accordance with FAS 115 which was implemented as of December 31, 1994. Refer to Management's Discussion and Analysis in Item 6 hereof for a discussion of certain investments.

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

          The average balance of deposits and average interest paid during the years 1996, 1995 and 1994 can be found in the Three Year Average Consolidated Balance Sheet contained in Item 6 hereof.

    A.  CERTIFICATE OF DEPOSIT OF OVER $100,000 BY MATURITY AT DECEMBER 31,
                                 (IN THOUSANDS)

                                         1996    1995    1994
                                        ------  ------  -------

Three months or less..................  $2,881  $1,191   $  330
Over three months through six months..   2,426     100      100
Over six months through one year......   1,972     436      675
Over one year.........................   1,821     106       --
                                        ------  ------   ------
     Total............................  $9,100  $1,833   $1,105
                                        ======  ======   ======


BORROWINGS

          The average amounts of borrowings outstanding during 1996, 1995 and 1994 and the approximate weighted average interest rate thereon is contained in the Three-Year Average Consolidated Balance Sheet in Item 6 hereof.

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

          The Act generally restricts activities of all bank holding companies and their subsidiaries to banking, and the business of managing and controlling banks, and to other activities which are determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Act generally requires prior approval by the FRB of the acquisition by a bank holding company of more than five percent of the voting shares of any bank. With certain exceptions, the Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company, unless the FRB determines by order or regulation that the activities of the company whose shares are to be acquired are so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data process ing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property where the lease serves as the functional equivalent of a loan; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

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

          As a state-chartered commercial bank, the Bank is subject to regulation and examination primarily by the Commissioner but also by the FDIC. The operations of the Bank in Virginia also are subject to the oversight of the Virginia Commissioner and laws of the Commonwealth of Virginia. These agencies, as well as Federal and State law, extensively regulate various aspects of the Bank's business including permissible types and amounts of loans, investments and other activities, capital adequacy (by requiring minimum capital ratios), branching, and the safety and soundness of banking practices. Both the Commissioner and the FDIC have substantial authority to regulate unsafe or unsound practices and violations of law including cease and desist orders, removal of directors and officers, civil money penalties and, ultimately, appointment of a receiver or conservator. Banking regulations restrict transactions by banks owned by a bank holding company, including: (1) loans to and certain purchases from the parent holding company, principal shareholders, officers, directors, and their affiliates; (2) investments by the subsidiary bank in the shares or securities of the parent bank holding company (or any other nonbank affiliates); and (3) acceptance of such shares or securities as collateral for loans to any borrower. The Bank's regulators also may review other transactions, such as payments of management fees by subsidiary banks to affiliated companies. The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to the Corporation. Under Maryland banking regulations, the Bank may not declare a cash dividend except out of undivided profits, or from its surplus in excess of 100% of its required capital stock with the prior approval of the Commissioner, both after providing for due and accrued expenses, losses, interest and taxes. In addition, the FDIC may restrict the ability of the Bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. Also, State and Federal laws regulate the amount of voting stock of a bank or bank holding company that a person may acquire without prior approval.

          Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily interest checking and regular checking accounts). The Federal Reserve Board regulations generally require that, for 1996, reserves of 3% must be maintained against aggregate transaction accounts of $54.0 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.62 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% and was reduced to 10% effective April 1, 1992) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Since the amount of the Bank's transaction accounts are below the $54.0 million, the Bank is currently subject to the 3% reserve requirement for maintaining reserves. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

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

NEW LAW.

          The operations of the Corporation and the Bank are affected by new federal and state laws. The federal Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "New Act"), enacted in September 1996, includes provisions that affect banks, bank holding companies, and savings institutions. The New Act had, and is expected to have in the future, its most significant effect upon bank and savings institutions that hold deposits assessed at Savings Deposit Insurance Fund ("SAIF") rates. Among other things, the New Act recapitalized the SAIF through a special assessment on savings association deposits and bank deposits that had been acquired from savings associations. As described further below, a portion of the Bank's deposits is subject to assessment at "SAIF" rates, but the Bank was not subject to any special SAIF assessment on such deposits, and the direct impact of the New Act on the Bank was not material in 1996. The New Act may increase competition from savings associations by equalizing, over time, the amount of federal insurance premiums paid on savings association and bank deposits. The New Act also provides that, beginning in 1997, institutions with deposits insured by the Bank Insurance Fund, as well as those with SAIF insured deposits, will be responsible for payment of certain bonds issued in connection with the resolution of failed savings associations. The result of these provisions will be somewhat higher federal deposit insurance premiums for the Bank. These higher insurance premiums are not expected to have a material adverse effect on the Bank or the Corporation.

          The New Act also simplifies the regulatory approval process for new activities of banks and bank holding companies, and reduces a number of other regulatory burdens. None of these changes is expected to have a significant effect on the Corporation or the Bank.

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

CAPITAL MAINTENANCE

          The FDIC has issued regulations that require banks with deposits insured by the Bank Insurance Fund ("BIF"), such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total average assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and purchased credit card relationships). At December 31, 1996, the Bank's ratio of core capital to total average assets equalled 6.80% which exceeded the minimum leverage requirement.

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

          In July 1996, the federal bank regulatory agencies, including the FDIC, issued a joint policy statement regarding the evaluation of commercial banks' capital adequacy for interest rate risk. Under the policy, the FDIC's assessment of a bank's capital adequacy includes an assessment of the bank's exposure to adverse changes in interest rates. The FDIC has determined to rely on its examination process for such evaluations rather than on standardized measurement systems or formulas. The FDIC may require banks that are found to have a high level of interest rate risk exposure or weak interest rate risk management systems to take corrective actions. Management believes its interest rate risk management systems and its capital relative to its interest rate risk are adequate.

          At December 31, 1996, the Bank's total capital to risk-weighted assets was 10.25% and the Bank's core capital to risk-weighted assets was 9.00%, both exceeding the FDIC risk-based capital requirement.

PROMPT CORRECTIVE ACTION

          The Federal Deposit Insurance Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC's Prompt Corrective Action rules require the FDIC to take certain supervisory actions against undercapitalized institutions for which it is the primary federal regulator, the severity of which depends upon the categories consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Regulatory action taken will depend on the level of capitalization of the institution and may range from restrictions on capital distributions and dividends to seizure of the institution. Generally, subject to narrow exceptions, FDICIA authorizes the banking regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be no less than 2% of assets. The Federal Deposit Insurance Act also allows the regulator to downgrade an institution if the institution is determined to be in an unsafe or unsound condition or to be engaging in unsafe or unsound practices. Such a downgrading may result in an otherwise "adequately capitalized" institution with other problems being subject to supervisory actions as if it were classified as "undercapitalized." FDIC rules generally provide that an insured institution that has total risk-based capital of less than 8%, core capital of less than 4%, or a leverage ratio that is less than 4% would be considered to be "undercapitalized," an insured institution that has total risk-based capital less than 6%, core capital of less than 3%, or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an insured institution that is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The filing of a capital restoration plan, which must be guaranteed by any parent holding company, is also required. In addition, "critically undercapitalized" institutions must receive prior written approval from the FDIC to engage in any material transaction other than the normal course of business. Subject to a narrow exception, a receiver or conservator must be appointed for any critically undercapitalized institution within 90 days after it becomes critically undercapitalized.

INSURANCE OF DEPOSIT ACCOUNTS

          The FDIC has established a risk-based deposit insurance premium assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well-capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well-capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well-capitalized institutions but that satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either well-capitalized or adequately capitalized institutions. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses that, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. For the semi-annual period beginning June 30, 1996, the assessment rate for BIF-insured institutions, such as the Bank, was lowered to between 0.04% and .31% of insured deposits from 0.23% to 0.31% of insured deposits and was subsequently reduced to the statutory minimum of $1,000 for the most highly rated banks for the semi-annual period beginning January 1, 1997. The Bank was notified that its BIF assessment rate for the first six months of 1997 is .001296%. The portion of the Bank's deposits attributable to deposits acquired from FSB on September 20, 1996, is subject to assessment at SAIF rates, which currently are higher than BIF rates. The Bank was not subject to the special assessment on SAIF-insured deposits imposed by the New Act. The Bank has been notified that its SAIF assessment rate for the first six months of 1997 is .0648%.

          Supervision, regulation and examination of the Bank and the Corporation by the bank regulatory agencies are intended primarily for the protection of depositors rather than for holders of Bank or Corporation stock.

          Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

          The banking business in Maryland and Virginia generally, and the Bank's primary service areas specifically, are highly competitive with respect to both loans and deposits. As noted above, the Bank competes with many larger banking organizations that have offices over a wide geographic area. These larger institutions have certain inherent advantages, such as the ability to finance wide ranging advertising campaigns and promotions and to allocate their investment assets to regions offering the highest yield and demand. They also offer services such as international banking, which are not offered directly by the Bank (but could be offered indirectly through correspondent institutions); and by virtue of their larger total capitalization (legal lending limits to an individual consumer or corporation are limited to a percentage of the Bank's total capital accounts), such banks have substantially higher lending limits than does the Bank. Other entities, both governmental and in private industry, raise capital through the issuance and sale of debt and equity securities and thereby indirectly compete with the Bank in the acquisition of deposits.

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

          The FRB may approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The FRB may not approve an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Federal banking agencies, effective June 1, 1997, also may approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks expressly prohibits merger transactions involving out-of-state banks.

          The States of Maryland and Virginia each had previously enacted reciprocal interstate banking statutes that authorized banks and thrift institutions, and their holding companies, in those states to be acquired by regional banks and thrift institutions, or their holding companies, in designated states, and permitted Maryland and Virginia banks and thrift institutions, and their holding companies, to acquire banks and thrift institutions in designated states, if such jurisdictions have enacted reciprocal statutes. In 1996, the States of Maryland and Virginia each adopted legislation allowing out of state financial institutions to merge with their banks and to establish branches in Maryland and Virginia, respectively, subject to certain limitations. The Bank's establishment of a branch in Alexandria Virginia was made possible by these laws. The effect of the federal and state legislation, however, may be to increase competition within the States of Maryland and Virginia among banking and thrift institutions.

ITEM 2.  DESCRIPTION OF PROPERTY

          The main office of the Corporation and the Bank is located at Twinbrook Square, 1800 Rockville Pike, Rockville, Maryland. The premises are leased under an agreement which expires in 1999. The Bank leases three branches; the Germantown location is operating under a lease which expires in 2005, the Bethesda locations operate under leases which expire in 2002 and 2006. The Company also owns a 6,000 square foot office building in Alexandria, Virginia which it leases to the Bank. The Bank considers these properties suitable and adequate for current operations. During 1996, the Bank incurred rental expenses for properties totaling $428,059. Refer to Note 6--"Bank Premises and Equipment" on page 19 of the Annual Report, which is hereby incorporated by reference.

ITEM 3.  LEGAL PROCEEDINGS

          Note 14--"Litigation" on page 22 of the Annual Report is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Corporation's security holders during the quarter ended December 31, 1996, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The section entitled "Market for the Common Equity and Related Stockholder Matters" on page 8 of the Annual Report is hereby incorporated by reference. For information regarding regulatory restrictions on the Bank's, and, therefore, the Corporation's payment of dividends, see Note 13 -- "Regulatory Matters" on pages 21 and 22 of the Annual Report, which hereby is incorporated by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The section entitled "Selected Financial Data" on page 1 of the Annual Report and the section entitled "Management's Discussion and Analysis" on pages 3 through 8 in the Annual Report are hereby incorporated by reference.

ITEM 7.   FINANCIAL STATEMENTS

          The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages 9 through 25 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

          The information relating to the Directors and Executive Officers of the Corporation on pages 3 and 4 of the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION

          The section entitled "Executive Compensation and Other Benefits" on pages 5 through 7 of the Proxy Statement are hereby incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Pages 2 and 3 of the Proxy Statement relating to security ownership of certain beneficial owners and management is hereby incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The section entitled "Certain Transactions" on page 7 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following financial statements of the Corporation included in the Annual Report to stockholders for the year end December 31, 1996 are incorporated by reference in item 7 of this Report. The remaining information appearing in the Annual Report to stockholders is not deemed to be filed as part of this Report except as expressly provided herein. The following financial statements are filed as part of this Report:


                Consolidated Balance Sheets at December 31, 1996 and 1995

                Consolidated Statements of Income for the Years
                Ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

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

                                    FWB BANCORPORATION


                                    Steven K. Colliatie
Date: March 25, 1997               President and Chief Executive Officer

     In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


March 25, 1997

/s/ Steven K. Colliatie
-------------------------------
Steven K. Colliatie
President, Chief Executive Officer and Director


/s/ David L. Erickson
------------------------------
David L. Erickson
Chief Financial Officer and Secretary


     A majority of the directors of the Corporation executed a power of attorney appointing Steven K. Colliatie as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1996. This report has been signed below by such attorney-in-fact as of March 20, 1997.


                              By: /s/ Steven K. Colliatie
                                  -----------------------
                                  Steven K. Colliatie
                                  Attorney-in-Fact for Majority of the
                                  Directors of the Corporation

                               INDEX TO EXHIBITS

                                                                        Incorporated
                                                                            by
 Exhibit No.   Description                                              Reference to
 -----------   ---------------------------------------------            ------------
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

          (c)  Articles of Amendment, June 7, 1984                          *

          (d)  Articles of Amendment, May 7, 1987                           *

          (e)  Articles of Amendment, September 14, 1988                    *

          (f)  Articles of Amendment, April 22, 1993                        *



      3.2  FWB Bancorporation Bylaws                                        *

      4    Form of Common Stock Certificate                                 *

**   10.1  FWB Corporation 1994 Incentive Stock Option Plan                 *

**   10.2  FWB Bancorporation 1994 Stock Option Plan for Outside Directors  *

**   10.3  Employment Agreement Dated as of February 27, 1996,              Exhibit 10
           by and between FWB Bancorporation, FWB Bank, and                 to Report on
           Steven K. Colliatie                                              Form 10-QSB
                                                                            the Quarter
                                                                            Ended June
                                                                            30, 1996
                                                                            (File No.
                                                                            0-16187)
     13    Annual Report to Stockholders

     21    Subsidiaries of the Registrant

     23    Consent of Independent Auditors

     24    Power of Attorney

     27    Financial Data Schedule

--------------------

     * Incorporated herein by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-16187).

     **   Compensatory plan or arrangement

     (b) The Corporation did not file a report on Form 8-K during the last quarter of the period covered by this report.