Form 10QSB
period 1997-03-31
FWB BANCORPORATION
filed 1997-05-12
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1997   Commission File Number 0-16187
                               --------------                          -------


                                GRANDBANC, INC.
                         (Formerly FWB BANCORPORATION)
                         -----------------------------
       (Exact name of small business issuer as specified in its charter)


           Maryland                                      52-1332050
-------------------------------             ------------------------------------
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

          YES    X         NO
             ----------      -----------

          At April 30, 1997, there were 4,040,915 shares of Common Stock, Par Value $.10 per share outstanding.


          Transitional Small Business Disclosure Format

          YES              NO     X
             ----------      ------------

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets................................    1
              Consolidated Statements of Income (Loss)...................    2
              Consolidated Statements of Changes in Stockholders' Equity.    3
              Consolidated Statements of Changes in Cash Flows...........    4
              Notes to Consolidated Financial Statements.................    5

     Item 2 - Management's Discussion and Analysis

              Financial Condition........................................  6-9
              Results of Operations...................................... 9-11

PART II - OTHER INFORMATION
---------------------------

     Items 1 - 5.........................................................   12

     Item 6 - Exhibits and Reports on Form 8-K...........................   12

     SIGNATURES..........................................................   13

                              FWB BANCORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)


                                                March 31,   December 31,
                                                  1997          1996
                                              -----------   ------------
                                               Unaudited       Audited
                            ASSETS
Cash and due from banks                          $  2,253       $  2,455
Federal funds sold                                  4,175            624
Time deposits with banks                            3,300          3,300

Investment securities:
    Available for sale - at fair value              2,815          3,657
    Held to maturity - at amortized cost           13,349         12,821
                                              -----------   ------------
Total Investment Securities                        16,164         16,478
                                              -----------   ------------

Loans                                              73,884         73,724
    Less allowance for loan losses                   (794)        (1,016)
                                              -----------   ------------
Loans - net                                        73,090         72,708
                                              -----------   ------------

Bank premises and equipment                         1,897          1,823
Foreclosed real estate                              1,430            975
Accrued interest receivable                           810            618
Intangible assets                                   1,457          1,479
Other assets                                          771            665
                                              -----------   ------------

     TOTAL ASSETS                                $105,347       $101,125
                                              ===========   ============

                            LIABILITIES
Non-interest bearing deposits                    $  9,404          9,806
Interest bearing deposits                          85,263         81,477
                                              -----------   ------------
     Total deposits                                94,667         91,283

Federal funds purchased and other short
 borrowings                                         2,000          2,000
Long-term debt                                      1,500          1,500
Accrued expenses and other liabilities                473            321
                                              -----------   ------------

      Total liabilities                            98,640         95,104
                                              -----------   ------------

                        STOCKHOLDERS' EQUITY
Common stock - $.10 par value;
 7,500,000 shares authorized; shares
 outstanding 4,040,915 and 3,925,499,
 respectively                                         404            393
Additional paid-in capital                         10,929         10,405
Accumulated deficit                                (4,453)        (4,597)
Net unrealized holding loss on
 investment securities                               (173)          (180)
                                              -----------   ------------

      Total stockholders' equity                    6,707          6,021
                                              -----------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $105,347       $101,125
                                              ===========   ============



                              FWB BANCORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                 (unaudited)

                                                                  For the Three
                                                                  Months Ended
                                                                    March 31,
                                                             1997               1996
                                                         ------------       ------------
INTEREST INCOME:
  Interest and fees on loans                                   $1,721               $772
  Interest on investment securities -
   U.S. Government, its agencies, and sponsored entities          235                 93
  Interest on other investment securities                           5                 --
  Interest on time deposits with banks                             46                 --
  Interest on federal funds sold                                   26                  3
                                                              -------              -----
      Total interest income                                     2,033                868
                                                              -------              -----

INTEREST EXPENSE:
  Interest on certificates of deposit of $100,000 or more         128                 21
  Interest on other deposits                                      813                239
                                                              -------              -----
      Total interest expense on deposits                          941                260

  Interest on short term borrowings                                33                 25
  Interest on long-term debt                                       44                 --
                                                              -------              -----
      Total interest expense                                    1,018                285
                                                              -------              -----

NET INTEREST INCOME                                             1,015                583

PROVISION FOR LOAN LOSS                                            --                 --
                                                              -------              -----

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                               1,015                583
                                                              -------              -----

NON-INTEREST INCOME:
  Service charges on deposit accounts                              82                 74
  Other income                                                     40                 30
                                                              -------              -----
      Total non-interest income                                   122                104
                                                              -------              -----

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  487                321
  Occupancy and equipment expense                                 218                131
  Data processing services                                         80                 63
  FDIC insurance                                                   10                  3
  Insurance                                                        12                 16
  Legal fees                                                       13                 43
  Foreclosed real estate expenses                                   4                  6
  Other expenses                                                  169                 88
                                                              -------              -----
      Total non-interest expense                                  993                671
                                                              -------              -----

INCOME BEFORE INCOME TAXES                                        144                 16

APPLICABLE INCOME TAX                                              --                  1
                                                              -------              -----
NET INCOME                                                       $144               $ 15
                                                              =======              =====

EARNINGS PER COMMON SHARE:                                      $0.04              $0.00


                              FWB BANCORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)



                                                  Additional                 Unrealized       Total
                                       Common     Paid-In    Accumulated   Holding (Loss)  Stockholders'
                                       Stock      Capital     (Deficit)    on Securities      Equity
                                     ----------  ----------  -----------   -------------   -------------
BALANCE AT DECEMBER 31, 1995              $ 326    $  8,476     $ (4,805)         $ (257)        $ 3,740

 Net income for the three months
     ended March 31, 1996                    --          --           15              --              15

 Net change in unrealized loss on
     investment securities                   --          --           --               7               7
                                          -----    --------     --------          ------         -------
BALANCE AT MARCH 31, 1996                 $ 326    $  8,476     $ (4,790)         $ (250)        $ 3,762
                                          =====    ========     ========          ======         =======


BALANCE AT DECEMBER 31, 1996              $ 393    $ 10,405     $ (4,597)         $ (180)        $ 6,021

  Net income for the three months
     ended March 31, 1997                    --          --          144              --             144

  Issuance of common stock
     at $3.00 per share                      11         524           --              --             535

  Net change in unrealized loss on
     investment securities                   --          --           --               7               7
                                          -----    --------     --------          ------         -------
BALANCE AT MARCH 31, 1997                 $ 404    $ 10,929     $ (4,453)         $ (173)        $ 6,707
                                          =====    ========     ========          ======         =======

                              FWB BANCORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                      For Three Months Ended
                                                              March 31,
                                                         1997        1996
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $   144     $    15
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                             56          26
    Accretion and amortization of securities                  3          (3)

   Amortization of intangibles                               22         ---
    Net changes in:
      Accrued interest receivable                          (192)        (14)
      Foreclosed real estate                               (455)        ---
      Other assets                                         (106)         (1)
      Accrued expenses and other liabilities                152           9

      Other - net                                            21         153
                                                       --------    --------
        Net cash provided by operating activities          (355)        185
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of time deposit                    ---          95
  Net increase in federal funds sold                     (3,551)       (486)
  Purchases of available for sale securities               (177)       (327)
  Purchases of held to maturity securities               (1,600)       (500)
  Proceeds from maturities/principal
   payments on available for sale securities              1,000         ---
  Proceeds from maturities/principal
   payments on held to maturity securities                1,094         500
  Net increase in loans originated                         (404)     (1,759)
  Purchases of bank premises and equipment                 (129)         (8)
                                                       --------    --------
       Net cash used by investing activities             (3,767)     (2,485)

                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                3,385         354
  Net increase in federal funds
   purchased and other short-term borrowings                ---       2,141
  Proceeds from issuance of common stock                    535         ---
                                                       --------    --------
       Net cash provided by financing activities          3,920       2,495
                                                       --------    --------

NET DECREASE IN CASH AND CASH                              (202)        195
 EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,455       1,557
                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 2,253     $ 1,752
                                                       ========    ========

Supplemental disclosures:
  Interest payments                                     $   826     $   283
  Income tax payments                                       ---           1

Noncash investing and financing
 activities:
  Unrealized gain (loss) on investment
   securities available for sale                              7          17


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the financial statements, which have been prepared in accordance with generally accepted accounting principles. The financial statements contained herein, except for the financial statements as of December 31, 1996, are unaudited. In management's opinion, the financial statements present fairly the financial condition of the Corporation and its subsidiary at March 31, 1996 and March 31, 1997, and all adjustments necessary to fairly state the results of operations and financial condition are reflected and that such adjustments are of a normal recurring nature. The results of operations presented for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis contains forward-looking statements, including statements of goals, intentions and exceptions, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties.

FINANCIAL CONDITION
FWB Bancorporation's (the "Corporation") total assets at March 31, 1997 of $105.3 million reflected an increase of $4.2 million or 4.18% from December 31, 1996.

The Corporation's Stockholders' Equity of $6.7 million at March 31, 1997 reflected an increase of $686 thousand or 11.4% from December 31, 1996. The increase is attributable primarily to earnings from operations of $144 thousand and the proceeds from the private sale of common stock amounting to $535 thousand.

Total loans of the Corporation's wholly owned financial institution subsidiary, GrandBank, (the "Bank") at March 31, 1997 of $73.9 million reflected an increase of $160 thousand from December 31, 1996.

Total deposits of the Bank at March 31, 1997 of $94.7 million reflected an increase of $3.4 million or 3.7% from December 1996. During the period ended March 31, 1996, non-interest bearing deposits declined $4.2 million or 4.1% while interest bearing deposits increased $3.8 million or 4.6%. At March 31, 1997, non-interest bearing deposits are approximately 10% of total deposits.

Liquidity. The Bank's liquidity position, those assets invested in cash,
---------
federal funds, and obligations of the U.S. Government, its agencies, and sponsored entities available for sale, totaling $12.5 million, reflected an increase of $2.5 million or 25% from December 31, 1996. This increase results primarily from an increase in federal funds sold of $3.6 million and a decrease in available for sale securities of $842 thousand. Funds available through the Bank's sources of short term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs. However, the Bank continues to evaluate the asset and liability mix to ensure that adequate liquidity is maintained.

The Bank's loan to deposit ratio was 78% at March 31, 1997 compared to 81% at December 31, 1996.

Investment Activity.  The Corporation invests in various types of liquid
-------------------
assets, including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds, and other qualifying liquid investments. During the first quarter of 1997, securities totaling $2 million matured or were called and securities totaling $1.8 million were acquired.

Allowance for Loan Losses.  The allowance for loan losses at March 31, 1997
--------------------------
was $794 thousand or 1.07% of total loans outstanding, compared to $1 million or 1.38% at December 31, 1996. Charge offs during the quarter ended March 31, 1997 totaled $244 thousand consisting primarily of one foreclosed real estate loan that was written down by $235 thousand to reflect its estimated fair value at foreclosure. At March 31, 1997, the allowance for loan losses was 221% of non-performing loans compared to 79% at December 31, 1996. In management's opinion the allowance for loan losses as of March 31, 1997 is adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

Non-performing Loans and Assets.  The Bank's non-performing assets totaling
-------------------------------
$2.1 million consist of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned ("OREO"). The percentage of non-performing assets to total assets decreased to 2.03% at March 31, 1997 from 2.24% at December 31, 1996.

Non-performing loans totaled $718 thousand at March 31, 1997 compared to $1.3 million at December 31, 1996. Non-performing loans at March 31, 1997 consist of loans delinquent 90 days or more totaling $184 thousand, two loans in non-accrual status in the amount of $176 thousand and one restructured loan in the amount of $358 thousand. This restructured loan has been renegotiated and is currently performing within its new terms. The decrease in non-performing loans resulted primarily from the transfer of one loan in the amount of $742 thousand from non-accrual to OREO upon foreclosure in the first quarter of 1997 ( see allowance for loan losses).

At March 31, 1997, OREO was $1.4 million compared to $975 thousand at December 31, 1996. The increase is a result of the foreclosure discussed in the preceding paragraph. Generally, the Bank evaluates the fair value of each property owned annually. These evaluations may be appraisals or other market studies. At March 31, 1997, management believes the carrying amounts for OREO properties approximate fair value.

Stockholders' Equity.  Stockholders' equity of $6.7 million at March 31,
---------------------
1997 increased $686 thousand from December 31, 1996. The increase results from earnings of $144 thousand for the quarter and $535 thousand proceeds from the sale of common stock in private transactions completed in February 1997.

Capital Adequacy and Regulatory Requirements.  At March 31, 1997, the
--------------------------------------------
Bank's ratio of Tier I capital to total average assets equaled 7.09%, which exceeded the minimum leverage capital ratio of 4% by 3.09%. The Tier I capital to risk weighted assets ratio was 9.27% which exceeded the minimum required ratio of 4% by 5.27%. The Bank's total capital to risk-weighted assets ratio at March 31, 1997 was 10.29% which exceeded the minimum required ratio of 8% by 2.29%.

RESULTS OF OPERATIONS

For the three months ended March 31, 1997, the Corporation had net income of $144 thousand compared to net income from the corresponding period in 1996 of $15 thousand, an increase of $129 thousand.

The earnings per share were $0.04 for the three months ended March 31, 1997, but were negligible for the corresponding period in 1996.

Net Interest Income.  Net interest income is the difference between
-------------------
interest income on earning assets and interest expense on interest bearing deposits and borrowings. Net interest income for the three month period ended March 31, 1997 of $1 million reflected an increase of $432 thousand or 74% compared to the corresponding period in 1996. Interest income for the three month period ended March 31, 1997 was $2 million, an increase of $1.2 million or 134% from the same period in 1996. Interest expense of $1 million for the period ended March 31, 1997 reflected an increase $733 thousand or 257%. Each of these increases is due to increases in the average outstanding balances resulting from the acquisition of certain assets and liabilities of First Commonwealth Savings Bank of Alexandria Virginia in September 1996.

The average yield on interest earning assets for the three month period ended March 31, 1997, was 8.62% compared to 8.90% for the three months ended March 31, 1996. The average cost of funds for the three months ended March 31, 1997, was 4.12% compared to 3.83% for the same period in 1996. Additionally, the net interest margin was 4.63% for the period ended March 31, 1997 compared to 5.98% for the corresponding period in 1996. The decline in net interest margin is primarily the result of a higher cost of funds due to the acquisition previously described. Deposits acquired were mostly certificates of deposit that pay higher interest than demand deposits and money market accounts.

Provision for Loan Losses.  There was no provision for loan losses in the
-------------------------
period ended March 31, 1997.

Noninterest Income.  Non-interest income for the three month period ended
------------------
March 31, 1997, was $122 thousand compared to $104 thousand for the three months ended March 31, 1996, an increase of $18 thousand or 17%. This increase was partially the result of increased service charges on deposit accounts due to the acquisition previously described.

Noninterest Expense.  Noninterest expense for the period ended March 31,
-------------------
1997 of $993 thousand reflected an increase of $322 thousand or 48% compared to the corresponding period of 1996. Salaries and benefits increased by $166 thousand or 52%. Occupancy and equipment increased by $87 thousand or 66%. Data processing services increased by $17 thousand or 27% and other expenses increased by $81 thousand or 92%. Each of these increases is a direct result of the acquisition previously described.

Applicable Income Tax.  Net operating loss carryforwards for the first
---------------------
quarter of 1997 offset current tax expense.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS     N/A

ITEM 2 - CHANGES IN SECURITIES

(a)  N/A

(b)  N/A

(c) On February 11, 1997 the Registrant sold 106,666 shares of its common stock to United Payors & United Providers, Inc. in a private sale. The sales price was $500,000 and no underwriting discounts or commissions were paid. The securities were not registered in accordance with the exemption provided in section 4(2) of the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES   N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   N/A

ITEM 5 - OTHER INFORMATION
         Effective in May 1997 the corporation changed its name from FWB Bancorporation to GrandBanc Inc., by amendment to its charter approved by shareholders.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    (11) Statement regarding computation of per share earnings.

    (27) Financial Data Schedule:  Filed herewith.

B.  Reports on Form 8-K

    None

                                 SIGNATURES
                                 ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FWB BANCORPORATION
                                    (Registrant)


Date:     May 12, 1997              /s/ Steven K. Colliatie
       -----------------------      -------------------------------------
                                    Steven K. Colliatie
                                    President



Date:     May 12, 1997              /s/ David L. Erickson
       -----------------------      -------------------------------------
                                    David L. Erickson
                                    Chief Financial Officer