Form 10QSB
period 1997-06-30
FWB BANCORPORATION
filed 1997-08-06
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1997      Commission File Number 0-16187
                               -------------                             -------

                               GRANDBANC, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Maryland                                   52-1332050
   -------------------------------         ------------------------------------
   (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


                1800 Rockville Pike, Rockville, Maryland 20852
                ----------------------------------------------
                   (Address of principal executive offices)


                              (301) 770-1300
               ------------------------------------------------
               (Issuer's telephone number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X        NO
        -----         -----

     At July 30, 1997, there were 4,040,915 shares of Common Stock, par value $.10 per share outstanding.


     Transitional Small Business Disclosure Format

     YES           NO  X
        -----        -----

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION                                                                   PAGE
------------------------------                                                                   ----
     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets......................................................    1
              Consolidated Statements of Income (Loss).........................................    2
              Consolidated Statements of Changes in Stockholders' Equity.......................    3
              Consolidated Statements of Changes in Cash Flows.................................    4
              Notes to Consolidated Financial Statements.......................................    5

     Item 2 - Management's Discussion and Analysis

              Financial Condition..............................................................  6-9
              Results of Operations............................................................ 9-11

PART II - OTHER INFORMATION
---------------------------

     Items 1-5.................................................................................   12

     Item 6 - Exhibits and Reports on Form 8-K.................................................   12

     SIGNATURES................................................................................   13

                               GRANDBANC, INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                           June 30,      December 31,
                                                                             1997            1996
                                                                         ------------    ------------
                                                                           Unaudited        Audited
                                 ASSETS
Cash and due from banks                                                  $      3,667    $      2,455
Federal funds sold                                                              3,705             624
Time deposits with banks                                                           -            3,300

Investment securities:
    Available for sale - at fair value                                          2,820           3,657
    Held to maturity - at amortized cost                                       13,262          12,821
                                                                         ------------    ------------
Total Investment Securities                                                    16,082          16,478
                                                                         ------------    ------------

Loans                                                                          74,309          73,724
    Less allowance for loan losses                                               (824)         (1,016)
                                                                         ------------    ------------
Loans - net                                                                    73,485          72,708
                                                                         ------------    ------------

Bank premises and equipment                                                     2,036           1,823
Foreclosed real estate                                                          1,354             975
Accrued interest receivable                                                       787             618
Intangible assets                                                               1,417           1,479
Other assets                                                                    1,085             665
                                                                         ------------    ------------

     TOTAL ASSETS                                                        $    103,618    $    101,125
                                                                         ============    ============

                              LIABILITIES
Non-interest bearing deposits                                                  $9,999           9,806
Interest bearing deposits                                                      82,975          81,477
                                                                         ------------    ------------
     Total deposits                                                            92,974          91,283

Federal funds purchased and other short-term borrowings                         2,000           2,000
Long-term debt                                                                  1,500           1,500
Accrued expenses and other liabilities                                            346             321
                                                                         ------------    ------------

      Total liabilities                                                        96,820          95,104
                                                                         ------------    ------------

                          STOCKHOLDERS' EQUITY
Common stock - $.10 par value; 7,500,000 shares
     authorized; shares outstanding 4,040,915 and
     3,925,499, respectively                                                      404             393
Additional paid-in capital                                                     10,928          10,405
Accumulated deficit                                                            (4,387)         (4,597)
Net unrealized holding loss on investment securities                             (147)           (180)
                                                                         ------------    ------------

      Total stockholders' equity                                                6,798           6,021
                                                                         ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                           $    103,618    $    101,125
                                                                         ============    ============

                                GRANDBANC, INC
                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                  (unaudited)


                                                                       For the Six                Second Quarter
                                                                       Months Ended                   Ended
                                                                         June 30,                    June 30,
                                                                  ---------------------        -------------------
                                                                   1997           1996          1997         1996
                                                                  ------         ------        ------       ------
INTEREST INCOME:
  Interest and fees on loans                                      $3,490         $1,527        $1,769         $755
  Interest on investment securities:
    U. S. Government, its agencies, and sponsored entities           474            188           239           95
    Other investments                                                 51              8             0            8
  Interest on federal funds sold                                      85             22            59           19
                                                                  ------         ------        ------       ------
      Total interest income                                        4,100          1,745         2,067          877
                                                                  ------         ------        ------       ------

INTEREST EXPENSE:
  Interest on certificates of deposit of $100,000 or more            308             43           180           22
  Interest on other deposits                                       1,580            488           767          249
                                                                  ------         ------        ------       ------
                                                                   1,888            531           947          271

   Interest on short-term borrowings                                  69             48            36           30
   Interest on long term debt                                         83              8            39            1
                                                                  ------         ------        ------       ------
      Total interest expense                                       2,040            587         1,022          302
                                                                  ------         ------        ------       ------

NET INTEREST INCOME                                                2,060          1,158         1,045          575

PROVISION  FOR LOAN LOSSES                                             8             -              8           -
                                                                  ------         ------        ------       ------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                  2,052          1,158         1,037          575
                                                                  ------         ------        ------       ------

NON-INTEREST INCOME:
  Service charges on deposit accounts                                147            175            65          101
  Other income                                                        88             65            48           35
                                                                  ------         ------        ------       ------
      Total non-interest income                                      235            240           113          136
                                                                  ------         ------        ------       ------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                     999            624           512          303
  Occupancy and equipment expense                                    467            278           249          147
  Data processing services                                           190            127           110           64
  FDIC insurance                                                      21              5            11            2
  Insurance                                                           27             35            15           19
  Legal fees                                                          25             88            12           45
  Other real estate owned expense                                     11             17             7           11
  Other expenses                                                     337            189           168          101
                                                                  ------         ------        ------       ------
      Total non-interest expense                                   2,077          1,363         1,084          692
                                                                  ------         ------        ------       ------

INCOME (LOSS) BEFORE INCOME TAXES                                    210             35            66           19

APPLICABLE INCOME TAX                                                 -               3            -             2
                                                                  ------         ------        ------       ------
NET INCOME (LOSS)                                                 $  210         $   32        $   66       $   17
                                                                  ======         ======        ======       ======

EARNINGS PER COMMON SHARE:                                        $ 0.05         $ 0.01        $ 0.02       $ 0.01

                               GRANDBANC, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)



                                                         Additional                         Unrealized           Total
                                          Common          Paid-In         Accumulated      Holding (Loss)     Stockholders'
                                          Stock           Capital          (Deficit)       on Securities         Equity
                                     --------------    --------------    --------------    --------------    --------------
Balance at December 31, 1995         $          326    $        8,476    $       (4,805)   $         (257)   $        3,740

  Net income for the six months
     ended June 30, 1996                         -                 -                 32                -                 32


  Net change in unrealized loss on
     investment securities                       -                 -                 -                 17                17
                                     --------------    --------------    --------------    --------------    --------------
Balance at June 30, 1996             $          326    $        8,476    $       (4,773)   $         (240)   $        3,789
                                     ==============    ==============    ==============    ==============    ==============



Balance at December 31, 1996         $          393    $       10,405    $       (4,597)   $         (180)   $        6,021

  Net income for the six months
     ended June 30, 1997                         -                 -                210                -                210

  Issuance of common stock                       11               523                -                 -                534

  Net change in unrealized loss on
     investment securities                       -                 -                 -                 33                33
                                     --------------    --------------    --------------    --------------    --------------
Balance at June 30, 1997             $          404    $       10,928    $       (4,387)   $         (147)   $        6,798
                                     ==============    ==============    ==============    ==============    ==============

                                GRANDBANC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                        For Six Months Ended       For Three Months Ended
                                                                              June 30,                     June 30,
                                                                          1997        1996             1997        1996
                                                                        -------      -------         -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $   210      $    32         $    66     $    17
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                            109           51              53          25
    Accretion and amortization of securities                                 (2)          (7)             (5)         (4)
    Amortization of intangibles                                              62           -               40           -
    Net changes in:
      Accrued interest receivable                                          (170)         (56)             23         (40)
      Foreclosed real estate                                               (379)          -               76           -
      Other assets                                                         (418)         (90)           (314)        (92)
      Accrued expenses and other liabilities                                 24           22            (127)         13
      Other - net                                                            64          196              40          44
                                                                        -------      -------         -------     -------
        Net cash provided (used) by operating activities                   (500)         148            (148)        (37)
                                                                        -------      -------         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of time deposit                                  1,300           95           1,300          -
  Net (increase) decrease in federal funds sold                          (1,081)        (705)          2,470        (219)
  Purchases of available for sale securities                               (177)        (407)             -          (80)
  Purchases of held to maturity securities                               (2,600)        (500)         (1,000)         -
  Proceeds from maturities/principal payments on
     available for sale securities                                        1,000           -               -           -
  Proceeds from maturities/principal payments on
     held to maturity securities                                          2,205          500           1,110          -
  Proceeds from sale of available for sale securities                        -           250              -          250
  Net increase in loans originated                                         (838)      (2,471)           (433)       (712)
  Purchases of bank premises and equipment                                 (322)         (99)           (192)        (91)
                                                                        -------      -------         -------     -------
       Net cash provided (used) by investing activities                    (513)      (3,337)          3,255        (852)
                                                                        -------      -------         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                     1,691        1,230          (1,693)        876
  Net increase in federal funds purchased and
    other short-term borrowings                                              -           (59)             -           -
  Net increase in advances from Federal Home Loan Bank                       -         2,200              -           -
  Proceeds from issuance of common stock                                    534           -               -           -
                                                                        -------      -------         -------     -------
       Net cash provided (used) by financing activities                   2,225        3,371          (1,693)        876
                                                                        -------      -------         -------     -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,212          182           1,414         (13)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,455        1,557           2,253       1,752
                                                                        -------      -------         -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 3,667      $ 1,739         $ 3,667     $ 1,739
                                                                        =======      =======         =======     =======
Supplemental disclosures:
  Interest payments                                                     $ 1,948      $   565         $ 1,122     $   259
  Income tax payments                                                        -             3              -            2

Noncash investing and financing activities:
  Unrealized gain (loss) on investment securities available for sale         31           14              24          (3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the financial statements, which have been prepared in accordance with generally accepted accounting principles. The financial statements contained herein, except for the financial statements as of December 31, 1996, are unaudited. In management's opinion, the financial statements present fairly the financial condition of the Corporation and its subsidiary at June 30, 1996 and June 30, 1997, and all adjustments necessary to fairly state the results of operations and financial condition are reflected and that such adjustments are of a normal recurring nature. The results of operations presented for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis contains forward-looking statements, including statements of goals, intentions and exceptions, regarding or based upon general economic conditions, interest rates, developments in national and local markets, and other matters, and which, by their nature, are subject to significant uncertainties so that actual future results may differ from those stated.

FINANCIAL CONDITION

GrandBanc, Inc.'s (the "Corporation") total assets at June 30, 1997 of
$103.6 million reflected an increase of $2.5 million or 2.47% from December 31, 1996.

The Corporation's Stockholders' Equity of $6.8 million at June 30, 1997 reflected an increase of $777 thousand or 12.9% from December 31, 1996. The increase is attributable primarily to earnings from operations of $210 thousand and the proceeds from the private placement of shares of common stock at an aggregate price of $535 thousand.

Total loans of the Corporation's wholly owned financial institution subsidiary, GrandBank, (the "Bank") at June 30, 1997 of $74.3 million reflected an increase of $585 thousand from December 31, 1996.

Other assets increased primarily as a result of capitalization of costs associated with data processing improvements that will be charged to operations over future periods. Total deposits of the Bank at June 30, 1997 of $93 million reflected an increase of $1.7 million or 1.85% from December 1996. During the six months ended June 30, 1997, non-interest bearing deposits increased $193 thousand or 1.97% while interest bearing deposits increased $1.5 million or 1.84%. At June 30, 1997, non-interest bearing deposits are approximately 11% of total deposits.

Liquidity.  The Bank's liquidity position, those assets invested in cash,
---------
federal funds, and obligations of the U.S. Government, its agencies, and sponsored entities classified as available for sale, totaling $10.2 million, reflected an increase of $156 thousand or 1.55% from December 31, 1996. Funds available through the Bank's sources of short term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs. However, the Bank continues to evaluate the asset and liability mix to ensure that adequate liquidity is maintained.

The Bank's loan to deposit ratio was 80% at June 30, 1997 compared to 81% at December 31, 1996.

Investment Activity.  The Corporation invests in various types of liquid
-------------------
assets, including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds, and other qualifying liquid investments. During the first quarter of 1997, securities totaling $2 million matured or were called and securities totaling $1.8 million were acquired. During the second quarter of 1997, securities totaling $1 million matured or were called and securities totaling $1 million were acquired.

Allowance for Loan Losses.  The allowance for loan losses at June 30, 1997
-------------------------
was $824 thousand or 1.11% of total loans outstanding, compared to $1 million or 1.38% at December 31, 1996. Charge offs during the six months ended June 30, 1997 totaled $252 thousand consisting primarily of one foreclosed real estate loan that was written down by $235 thousand to reflect its estimated fair value at foreclosure. At June 30, 1997, the allowance for loan losses was 76% of non-performing loans compared to 79% at December 31, 1996. In management's opinion the allowance for loan losses as of June 30, 1997 was adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

Non-performing Loans and Assets.  The Bank's non-performing assets totaling
-------------------------------
$2.6 million consist of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned ("OREO"). The percentage of non-performing assets to total assets increased to 2.50% at June 30, 1997 from 2.24% at December 31, 1996.

Non-performing loans totaled $1.1 million at June 30, 1997 compared to $1.3 million at December 31, 1996. Non-performing loans at June 30, 1997 consist of loans delinquent 90 days or more totaling $557 thousand, two loans in non-accrual status in the amount of $165 thousand and one restructured loan in the amount of $356 thousand. This restructured loan has been renegotiated and is currently performing within its new terms.

At June 30, 1997, OREO was $1.35 million compared to $975 thousand at
December 31, 1996. The increase is a result of the foreclosure of one property in the first quarter of 1997. Generally, the Bank evaluates the fair value of each property owned annually. These evaluations may be appraisals or other market studies. At June 30, 1997, management believes the carrying amounts for OREO properties approximate fair value.

Stockholders' Equity.  Stockholders' equity of $6.8 million at June 30, 1997
--------------------
increased $777 thousand from December 31, 1996. The increase results primarily from earnings of $210 thousand for the period and $535 thousand proceeds from the sale of common stock in private transactions completed in February 1997.

Capital Adequacy and Regulatory Requirements.  At June 30, 1997, the Bank's
--------------------------------------------
ratio of Tier I capital to total average assets equaled 7.25%, which exceeded the minimum leverage capital ratio of 4% by 3.25%. The Tier I capital to risk weighted assets ratio was 9.44% which exceeded the minimum required ratio of 4% by 5.44%. The Bank's total capital to risk-weighted assets ratio at June 30, 1997 was 10.49% which exceeded the minimum required ratio of 8% by 2.49%.

RESULTS OF OPERATIONS

For the six months ended June 30, 1997, the Corporation had net income of $210 thousand compared to net income from the corresponding period in 1996 of $32 thousand, an increase of $178 thousand.

The earnings per share were $0.05 for the six months ended June 30, 1997, compared to $0.02 for the same period in 1996.

Net Interest Income.  Net interest income is the difference between interest
-------------------
income on earning assets and interest expense on interest bearing deposits and borrowings. Net interest income for the six month period ended June 30, 1997 of $2.06 million reflected an increase of $902 thousand or 78% compared to the corresponding period in 1996. Interest income for the six month period ended June 30, 1997 was $4.1 million, an increase of $2.4 million or 135% from the same period in 1996. Interest expense of $2 million for the period ended June 30, 1997 reflected an increase $1.4 million or 247%. Each of these increases is due to increases in the average outstanding balances resulting from the acquisition of certain assets and liabilities of First Commonwealth Savings Bank of Alexandria Virginia in September 1996.

The average yield on interest earning assets for the six month period ended June 30, 1997, was 8.68% compared to 8.74% for the six months ended June 30, 1996. The average cost of funds for the six months ended June 30, 1997, was 4.14% compared to 3.80% for the same period in 1996. Additionally, the net interest margin was 4.67% for the period ended June 30, 1997 compared to 5.80% for the corresponding period in 1996. The decline in net interest margin is primarily the result of a higher cost of funds due to the acquisition previously described. Deposits acquired were mostly certificates of deposit that pay higher interest than demand deposits and money market accounts.

Provision for Loan Losses.  There was a provision for loan losses in the
-------------------------
amount of $8 thousand in the second quarter of 1997.

Noninterest Income.  Non-interest income for the six month period ended June
------------------
30, 1997, was $235 thousand compared to $240 thousand for the six months ended June 30, 1996, a decrease of $5 thousand or 2%.

Noninterest Expense.  Noninterest expense for the period ended June 30, 1997
-------------------
of $2.08 million reflected an increase of $714 thousand or 52% compared to the corresponding period of 1996. Salaries and benefits increased by $375 thousand or 60%. Occupancy and equipment increased by $189 thousand or 68%. Data processing services increased by $63 thousand or 50% and other expenses increased by $148 thousand or 78%. Each of these increases is a direct result of the acquisition previously described.

Applicable Income Tax.  Net operating loss carryforwards offset current
---------------------
taxable income.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS      N/A

ITEM 2 - CHANGES IN SECURITIES

(a)     Refer to Item 4, submission of matters to a vote of Security Holders.

(b)     N/A

(c)     N/A

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES   N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Shareholders was held on April 17, 1997.

(b) The following persons were elected as Directors of the Company to serve for a period of one year:

                Abbey J. Butler
                Steven K. Colliatie
                Melvyn J. Estrin
                Nella C. Manes
                Avis Y. Pointer
                Joan H. Schonholtz

(c)     The following items were also voted on at the Annual Meeting:

        1) The amendment of Article SECOND of the Articles of Incorporation of the Company (the "Articles of Incorporation") to change the name of the Company to "GrandBanc, Inc.";

                     Affirmative votes:      3,508,440
                     Negative votes:             3,758

        2) The amendment of Article SIXTH of the Articles of Incorporation to increase the total number shares of capital stock that the Company is authorized to issue; to increase the total number of shares of Common Stock that the Company is authorized to issue to twenty million (20,000,000); and to authorize the issuance of up to two million five hundred thousand (2,500,000) shares of preferred stock, the terms of which may be determined by the Board of Directors at the time of issuance, and to eliminate the existing class of preferred stock;

                Affirmative votes:      3,318,873
                Negative votes:            28,881


3) The amendment of Article EIGHTH of the Articles of Incorporation to require written notice of a stockholder's intent to make any nomination for director or to seek action on any business matter at a meeting of stockholders;

                Affirmative votes:      3,089,150
                Negative votes:           275,636

4) The amendment of Article EIGHTH to require the consideration of noneconomic factors in respect of any proposed business combination transaction;

                Affirmative votes:      3,028,190
                Negative votes:            60,580

ITEM 5 - OTHER INFORMATION   N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.      Exhibits


3.1     (a)  Articles of Incorporation, April 4, 1983

        (b)  Articles of Share Exchange, August 9, 1983

        (c)  Articles of Amendment, June 7, 1984

        (d)  Articles of Amendment, May 7, 1987

        (e)  Articles of Amendment, September 14, 1988

        (f)  Articles of Amendment, April 22, 1993

        (g)  Articles of Amendment, May 6, 1997


        (11) Statement regarding computation of per share earnings: Earnings per share have been computed based upon 3,998,822 shares, the weighted average number of shares outstanding during the period ended June 30, 1997.

        (27) Financial Data Schedule:  Filed herewith.

B.      Reports on Form 8-K

        None


                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GRANDBANC, INC.
                                                     (Registrant)


Date: August 5, 1997                                 /s/ Steven K. Colliatie
      --------------                                ----------------------------
                                                         Steven K. Colliatie
                                                         President & CEO




Date: August 5, 1997                                 /s/ David L. Erickson
      --------------                                ----------------------------
                                                         David L. Erickson
                                                         Chief Financial Officer