Form 10QSB
period 1997-09-30
FWB BANCORPORATION
filed 1997-11-05
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



             For the Quarterly Period Ended September 30, 1997
                                            ------------------

                        Commission File Number 0-16187
                                               -------

                                GRANDBANC, INC.
   ------------------------------------------------------------------------
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

          YES    X         NO
             ----------      -----------

          At October 31, 1997, there were 4,040,915 shares of Common Stock, par value $.10 per share outstanding.

          Transitional Small Business Disclosure Format

          YES              NO     X
             ----------      -----------

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets.......................................1
          Consolidated Statements of Income (Loss)..........................2
          Consolidated Statements of Changes in Stockholders' Equity........3
          Consolidated Statements of Changes in Cash Flows..................4
          Notes to Consolidated Financial Statements........................5

     Item 2 - Management's Discussion and Analysis

          Financial Condition.............................................5-9
          Results of Operations.........................................10-12

PART II - OTHER INFORMATION
---------------------------

     Items 1 -5............................................................13

     Item 6 - Exhibits and Reports on Form 8-K.............................13

     SIGNATURES............................................................14

                                GRANDBANC, INC.
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                     September 30,              December 31,
                                                                              1997                      1996
                                                                     --------------             -------------
                                                                       Unaudited                   Audited
                                              ASSETS
Cash and due from banks                                                     $1,800                    $2,455
Federal funds sold                                                           3,560                       624
Time deposits with banks                                               ---                             3,300

Investment securities:
    Available for sale - at fair value                                       4,779                     3,657
    Held to maturity - at amortized cost                                    10,163                    12,821
                                                                     --------------             -------------
Total Investment Securities                                                 14,942                    16,478
                                                                     --------------             -------------

Loans                                                                       74,991                    73,724
    Less allowance for loan losses                                            (762)                   (1,016)
                                                                     --------------             -------------
Loans - net                                                                 74,229                    72,708
                                                                     --------------             -------------

Bank premises and equipment                                                  2,018                     1,823
Foreclosed real estate                                                       1,496                       975
Accrued interest receivable                                                    752                       618
Intangible assets                                                            1,378                     1,479
Other assets                                                                 1,404                       665
                                                                     --------------             -------------

     TOTAL ASSETS                                                         $101,579                  $101,125
                                                                     ==============             =============

                                           LIABILITIES
Non-interest bearing deposits                                              $10,220                     9,806
Interest bearing deposits                                                   80,575                    81,477
                                                                     --------------             -------------
     Total deposits                                                         90,795                    91,283

Short-term borrowings                                                        2,207                     2,000
Long-term debt                                                               1,500                     1,500
Accrued expenses and other liabilities                                         328                       321
                                                                     --------------             -------------

      Total liabilities                                                     94,830                    95,104
                                                                     --------------             -------------

                                       STOCKHOLDERS' EQUITY
Common stock - $.10 par value; 7,500,000 shares
     authorized; shares outstanding 4,040,915 and
     3,925,499, respectively                                                   404                       393
Additional paid-in capital                                                  10,928                    10,405
Accumulated deficit                                                         (4,459)                   (4,597)
Net unrealized holding loss on investment securities                          (124)                     (180)
                                                                     --------------             -------------

      Total stockholders' equity                                             6,749                     6,021
                                                                     --------------             -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                            $101,579                  $101,125
                                                                     ==============             =============

                                GRANDBANC, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                  (unaudited)

                                                                        For the Nine                           Third Quarter
                                                                        Months Ended                              Ended
                                                                        September 30,                          September 30,
                                                                  -------------------------              ------------------------
                                                                     1997             1996                  1997            1996
                                                                  --------         --------              --------         -------
INTEREST INCOME:
  Interest and fees on loans                                       $5,245           $2,395                $1,755            $868
  Interest on investment securities:
    U. S. Government, its agencies and sponsored entities             707              296                   233             108
    Other investments                                                  58               19                     7              11
  Interest on federal funds sold                                      135               51                    50              29
                                                                  --------         --------              --------         -------
      Total interest income                                         6,145            2,761                 2,045           1,016
                                                                  --------         --------              --------         -------

INTEREST EXPENSE:
  Interest on certificates of deposit of $100,000 or more             559               74                   251              31
  Interest on other deposits                                        2,310              804                   730             316
                                                                  --------         --------              --------         -------
                                                                    2,869              878                   981             347

   Interest on short-term borrowings                                  111               91                    42              35
   Interest on long term debt                                         119            ---                      36               0
                                                                  --------         --------              --------         -------
      Total interest expense                                        3,099              969                 1,059             382
                                                                  --------         --------              --------         -------

NET INTEREST INCOME                                                 3,046            1,792                   986             634

PROVISION  FOR LOAN LOSSES                                             30              (35)                   22             (35)
                                                                  --------         --------              --------         -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                   3,016            1,827                   964             669
                                                                  --------         --------              --------         -------

NON-INTEREST INCOME:
  Service charges on deposit accounts                                 264              270                   117              95
  Other income                                                        149               98                    61              33
                                                                  --------         --------              --------         -------
      Total non-interest income                                       413              368                   178             128
                                                                  --------         --------              --------         -------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                    1,513              976                   514             352
  Occupancy and equipment expense                                     723              481                   256             203
  Data processing services                                            327              190                   137              63
  FDIC insurance                                                       32               11                    11               6
  Insurance                                                            48               49                    21              14
  Legal fees                                                           40              102                    15              14
  Other real estate owned expense                                      17               56                     6              39
  Other expenses                                                      591              284                   254              95
                                                                  --------         --------              --------         -------
      Total non-interest expense                                    3,291            2,149                 1,214             786
                                                                  --------         --------              --------         -------

INCOME (LOSS) BEFORE INCOME TAXES                                     138               46                   (72)             11

APPLICABLE INCOME TAX                                               ---                  4                 ---                 1
                                                                  --------         --------              --------         -------
NET INCOME (LOSS)                                                    $138              $42                  ($72)            $10
                                                                  ========         ========              ========         =======


EARNINGS PER COMMON SHARE:                                          $0.03            $0.01                ($0.02)          $0.00

                                GRANDBANC, INC.
                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                Additional                       Unrealized          Total
                                                      Common     Paid-In       Accumulated     Holding (Loss)    Stockholders'
                                                      Stock      Capital        (Deficit)      on Securities         Equity
                                                   ---------------------------------------------------------------------------
Balance at December 31, 1995                        $   326        $ 8,476        $(4,805)        $  (257)        $ 3,740

  Net income for the six months
     ended September 30, 1996                            --             --             42              --              42

  Issuance of common stock                               67          1,929             --              --           1,996

  Net change in unrealized loss on
     investment securities                               --             --             --              43              43

                                                    -------        -------        -------         -------         -------
Balance at September 30, 1996                       $   393        $10,405        $(4,763)        $  (214)        $ 5,821
                                                    =======        =======        =======         =======         =======



Balance at December 31, 1996                        $   393        $10,405        $(4,597)        $  (180)        $ 6,021

  Net income for the six months
     ended September 30, 1997                            --             --            138              --             138

  Issuance of common stock                               11            523             --              --             534

  Net change in unrealized loss on
     investment securities                               --             --             --              56              56

                                                    -------        -------        -------         -------         -------
Balance at September 30, 1997                       $   404        $10,928        $(4,459)        $  (124)        $ 6,749
                                                    =======        =======        =======         =======         =======

                                GRANDBANC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                For Nine Months Ended
                                                                                    September 30,
                                                                                1997           1996
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $138            $42
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                  167             85
    Accretion and amortization of securities                                       (2)           (10)
    Amortization of intangibles                                                   120           --
    Net changes in:
      Accrued interest receivable                                                (134)          (304)
      Foreclosed real estate                                                     (521)            77
      Other assets                                                               (739)           (28)
      Accrued expenses and other liabilities                                        7            109
      Other - net                                                                 109            172
                                                                             ---------      ---------
        Net cash provided (used) by operating activities                         (855)           143
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net funds received in acquisition                                              --           21,006
  Purchase of time deposit                                                       --           (4,500)
  Proceeds from maturity of time deposit                                        3,300             95
  Net (increase) decrease in federal funds sold                                (2,936)       (14,532)
  Purchases of available for sale securities                                   (2,688)          (407)
  Purchases of held to maturity securities                                     (2,600)        (4,869)
  Proceeds from maturities/principal payments on
     available for sale securities                                              1,000            250
  Proceeds from maturities/principal payments on
     held to maturity securities                                                5,327            500
  Proceeds from sale of available for sale securities                             500            204
  Net increase in loans originated                                             (3,084)        (5,538)
  Proceeds from sale of loans                                                   1,490          3,796
  Proceeds from disposition of other real estate owned                           --               42
  Purchases of bank premises and equipment                                       (362)        (1,731)
                                                                             ---------      ---------
       Net cash provided (used) by investing activities                           (53)        (5,684)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                         --            3,500
  Net increase (decrease) in deposits                                            (488)           991
  Net increase in federal funds purchased and
    other short-term borrowings                                                   207            (59)
  Proceeds from issuance of common stock                                          534          1,996
                                                                             ---------      ---------
       Net cash provided (used) by financing activities                           253          6,428
                                                                             ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (655)           887
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,455          1,557
                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $1,800         $2,444
                                                                             =========      =========

Supplemental disclosures:
  Interest payments                                                            $3,007           $816
  Income tax payments                                                            --                4

Noncash investing and financing activities:
  Unrealized gain (loss) on investment securities available for sale              (15)            43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the financial statements, which have been prepared in accordance with generally accepted accounting principles. The financial statements contained herein, except for the financial statements as of December 31, 1996, are unaudited. In management's opinion, the financial statements present fairly the financial condition of the Corporation and its subsidiary at September 30, 1996 and September 30, 1997, and all adjustments necessary to fairly state the results of operations and financial condition are reflected and such adjustments are of a normal recurring nature. The results of operations presented for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

FINANCIAL CONDITION

GrandBanc, Inc.'s (the "Corporation") total assets at September 30, 1997 of $101.6 million reflected an increase of $454 thousand or .45% from December 31, 1996.

The Corporation's Stockholders' Equity of $6.7 million at September 30, 1997 reflected an increase of $728 thousand or 12.1% from December 31, 1996. The increase is attributable primarily to earnings from operations of $138 thousand and the proceeds from the private placement of shares of common stock at an aggregate price of $535 thousand.

Total loans of the Corporation's wholly owned financial institution subsidiary, GrandBank, (the "Bank") at September 30, 1997 of $75 million reflected an increase of $1.3 million from December 31, 1996. The increase in loans includes $2.9 million in credit card balances outstanding as a result of a new credit card program launched by the Bank in the third quarter of 1997.

Other assets increased primarily as a result of capitalization of costs associated with data processing improvements and establishing the credit card product. These costs will be charged to operations over future periods.

Total deposits of the Bank at September 30, 1997 of $91 million reflected a decrease of $488 thousand or .53% from December 1996. During the nine months ended

September 30, 1997, non-interest bearing deposits increased $414 thousand or 4.22% while interest bearing deposits decreased $902 thousand or 1.11%. At September 30, 1997, non-interest bearing deposits are approximately 11% of total deposits.

Other borrowings of the Bank at September 30, 1997 increased to $207 thousand. This represents balances in an overnight investment product offered to commercial customers for the first time during the quarter ended September 30, 1997.

Liquidity. The Bank's liquidity position, those assets invested in cash, federal
---------
funds, and obligations of the U.S. Government, its agencies and sponsored entities classified as available for sale, totaling $9.7 million, reflected a decrease of $60 thousand or .61% from December 31, 1996. Funds available through the Bank's sources of short term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs. However, the Bank continues to evaluate the asset and liability mix to ensure that adequate liquidity is maintained.

The Bank's loan to deposit ratio was 82% at September 30, 1997 compared to 81% at December 31, 1996.

Investment Activity. The Corporation invests in various types of liquid assets,
-------------------
including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds and other qualifying liquid investments. During the first quarter of 1997, securities totaling

$2 million matured or were called and securities totaling $1.8 million were acquired. During the second quarter of 1997, securities totaling $1 million matured or were called and securities totaling $1 million were acquired. During the third quarter of 1997, securities totaling $3.5 million were called or sold and securities totaling $2.5 million were purchased.

Allowance for Loan Losses. The allowance for loan losses at September 30, 1997
-------------------------
was $762 thousand or 1.01% of total loans outstanding, compared to $1 million or 1.38% at December 31, 1996. Charge offs during the nine months ended September 30, 1997 totaled $327 thousand consisting primarily of one foreclosed real estate loan that was written down by $235 thousand to reflect its estimated fair value at foreclosure. At September 30, 1997, the allowance for loan losses was 63% of non-performing loans compared to 79% at December 31, 1996. In management's opinion the allowance for loan losses as of September 30, 1997 was adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

Non-performing Loans and Assets. The Bank's non-performing assets totaling $2.7
-------------------------------
million consist of loans delinquent 90 days or more, non-accrual loans and foreclosed real estate. The percentage of non-performing assets to total assets increased to 2.66% at September 30, 1997 from 2.24% at December 31, 1996.

Non-performing loans totaled $1.2 million at September 30, 1997 compared to $1.3 million at December 31, 1996. Non-performing loans at September 30, 1997 consist of loans delinquent 90 days or more totaling $366 thousand and non-accrual loans totaling $838 thousand. A loan in the amount of $356 which had been classified as a restructured loan in a prior period was paid off.

At September 30, 1997, foreclosed real estate was $1.5 million compared to $975 thousand at December 31, 1996. The increase is a result of the foreclosure of one property in the first quarter of 1997 and two properties in the third quarter of 1997. Generally, the Bank evaluates the fair value of each property owned annually. These evaluations may be appraisals or other market studies. At September 30, 1997, management believes the carrying amounts for foreclosed real estate approximate fair value.

Stockholders' Equity. Stockholders' equity of $6.7 million at September 30, 1997
--------------------
increased $728 thousand from December 31, 1996. The increase results primarily from earnings of $138 thousand for the period and $535 thousand proceeds from the sale of common stock in private transactions completed in February 1997.

Capital Adequacy and Regulatory Requirements. At September 30, 1997, the Bank's
--------------------------------------------
ratio of Tier I capital to total average assets equaled 7.40%, which exceeded the minimum leverage capital ratio of 4% by 3.40%. The Tier I capital to risk weighted assets ratio was 9.30% which exceeded the minimum required ratio of 4% by 5.30%. The Bank's total capital to risk-weighted assets ratio at September 30, 1997 was 10.26% which exceeded the minimum required ratio of 8% by 2.26%.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1997, the Corporation had net income of $138 thousand compared to net income from the corresponding period in 1996 of $42 thousand, an increase of $96 thousand. The Corporation had a net loss of $72 thousand in the quarter ended September 30, 1997 as a result of a decline in net interest margin, an increase in the provision for loan losses and an increase in noninterest expenses.

Earnings per share were $0.03 for the nine months ended September 30, 1997, compared to $0.01 for the same period in 1996.

Net Interest Income. Net interest income is the difference between interest
-------------------
income on earning assets and interest expense on interest bearing deposits and borrowings. Net interest income for the nine month period ended September 30, 1997 of $3.05 million reflected an increase of $1.3 million or 70% compared to the corresponding period in 1996. Interest income for the nine month period ended September 30, 1997 was $6.1 million, an increase of $3.4 million or 123% from the same period in 1996. Interest expense of $3.1 million for the period ended September 30, 1997 reflected an increase of $2.1 million or 220%. Each of these increases is due to increases in the average outstanding balances resulting from the acquisition of certain assets and liabilities of First Commonwealth Savings Bank of Alexandria Virginia in September 1996.

The average yield on interest earning assets for the nine month period ended September 30, 1997, was 8.65% compared to 8.69% for the nine months ended September 30, 1996. The average cost of funds for the nine months ended September 30, 1997, was 4.17% compared to 3.83% for the same period in 1996. Additionally, the net interest margin was 4.59% for the period ended September 30, 1997 compared to 5.64% for the corresponding period in 1996. The decline in net interest margin is primarily the result of a higher cost of funds due to the acquisition previously described. Deposits acquired were mostly certificates of deposit that pay higher interest than demand deposits and money market accounts.

Provision for Loan Losses. There was a provision for loan losses in the amount
-------------------------
of $30 thousand in the nine month period ended September 30, 1997.

Noninterest Income. Non-interest income for the nine months ended September 30,
------------------
1997, was $413 thousand compared to $368 thousand for the nine months ended September 30, 1996, an increase of $45 thousand or 12.2%. The increase is primarily the result of fees generated by the Bank's new credit card program begun during the third quarter of 1997.

Noninterest Expense. Noninterest expense for the nine months ended September 30,
-------------------
1997 of $3.3 million reflected an increase of $1.1 million or 53% compared to the corresponding period of 1996. Salaries and benefits increased by $537 thousand or 55%. Occupancy and equipment increased by $242 thousand or 50%. Data processing services increased by $137 thousand or 72% and other expenses increased by $307 thousand or 108%. These increases are primarily the result of the acquisition previously described.

Applicable Income Tax. Net operating loss carryforwards offset current taxable
---------------------
income.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings     N/A

Item 2 - Changes in Securities   N/A

Item 3 - Defaults Upon Senior Securities   N/A

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information   N/A

Item 6 - Exhibits and Reports on Form 8-K

         A.  Exhibits

             (11) Statement regarding computation of per share earnings:
             Earnings per share have been computed based upon 4,013,007 shares, the weighted average number of shares outstanding during the period ended September 30, 1997.

             (27) Financial Data Schedule:  Filed herewith.

        B.   Reports on Form 8-K

             None

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GRANDBANC, INC.
                                         (Registrant)


Date:  November 3, 1997                       /s/ Steven K. Colliatie
      ------------------                 -------------------------------------
                                                  Steven K. Colliatie
                                                  President & CEO

Date:  November 3, 1997                       /s/ David L. Erickson
      ------------------                 -------------------------------------
                                                  David L. Erickson
                                                  Chief Financial Officer