Form 10KSB
period 1997-12-31
GRANDBANC INC
filed 1998-03-30
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

           Annual Report under Section 13 of the Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997

                         Commission File Number 0-16187

                                GRANDBANC, INC.
                      -----------------------------------
             (Exact name of small business issuer in its charter)

              MARYLAND                                      52-1332050
-------------------------------                         ----------------------
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
                                                              --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:   None
                                                                     --------

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

State issuer's revenues for its most recent fiscal year.  $8,753,066

The aggregate market value of the voting stock held by non-affiliates as of March 6, 1998 was $7,035,637. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

The number of shares of common stock outstanding as of March 6, 1998:  4,049,665

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997. (Parts I and II)
     2. Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders. (Part III)
        Transitional Small Business Disclosure Format (check one):  YES    NO X
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

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     GrandBanc, Inc. (the "Corporation"), headquartered in Rockville, Maryland and incorporated in the State of Maryland in 1983, is a Maryland bank holding company registered with and subject to the regulation and supervision of the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956, as amended (the "Act"). The Corporation's operations primarily consist of managing the operations of GrandBank (the "Bank"), its wholly-owned banking subsidiary. The Bank is a Maryland chartered commercial bank formed in 1979, with offices now located in Montgomery County, Maryland and the city of Alexandria, Virginia. The Bank is subject to the regulation and supervision of the Maryland State Commissioner of Financial Regulation (the "Maryland Commissioner"), the Virginia Commissioner of Financial Institutions (the "Virginia Commissioner"), and the Federal Deposit Insurance Corporation (the "FDIC"). As of December 31, 1997, the Bank had 41 employees, all of which were full time. The executive offices of the Corporation and the Bank are located at 1800 Rockville Pike, Rockville, Maryland 20852 and its telephone number is (301) 770-1300.

BUSINESS OF THE BANK

     The Bank, in addition to its headquarters in Rockville, has branch offices in Bethesda and Germantown, Maryland and Alexandria, Virginia. The Bank is a full-service community-oriented commercial bank serving small-to-medium sized businesses, professionals, and individuals in the Washington, DC metropolitan area.

     The Bank established its Alexandria, Virginia office in connection with the acquisition of a portfolio of loans, certain other assets, and certain deposits, from First Commonwealth Financial Corp and its subsidiary, First Commonwealth Federal Savings Bank FSB ("FSB"). This transaction, which was completed on September 20, 1996, and a related private offering of common stock, substantially increased the assets, liabilities and capital of the Corporation and the Bank, and significantly altered their operations, as indicated in the comparison provided elsewhere in this report.

     The Bank offers a full range of commercial and retail banking services, including commercial and consumer loan and deposit products suited to businesses and professional and consumer customers. Commercial products include working capital loans, letters of credit, lines of credit, and real estate loans, along with deposit products to support the business needs of the customer. Consumer products include home equity loans, automobile and other personal loans, overdraft protection through "Chek-Gard", home improvement loans, mortgage loans and deposit products including checking, savings, certificates of deposit, and individual retirement accounts. The Bank operates three Automated Teller Machines. The Bank is a member of the Internet shared automated teller system, the HONOR system and the PLUS system, providing 24 hour access to funds.

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

                A.     LOANS OUTSTANDING BY TYPE AT DECEMBER 31
                                 (IN THOUSANDS)

                                           % of                  % of                  % of
                                1997    Portfolio     1996    Portfolio     1995    Portfolio
                              --------  ----------  --------  ----------  --------  ----------
Real Estate - Mortgage......   $47,017         61%   $54,164         74%   $17,107         57%

Real Estate - Construction..       434          1      1,709          2        221          1

Commercial..................    21,684         28     15,804         21     10,463         35

Consumer....................     8,311         10      2,047          3      2,021          7
                               -------        ---    -------        ---    -------        ---

     Total..................   $77,446        100%   $73,724        100%   $29,812        100%
                               =======        ===    =======        ===    =======        ===

          B.  MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES
                                 (IN THOUSANDS)

                                                  DUE IN ONE     DUE AFTER     DUE AFTER
             AT DECEMBER 31, 1997                YEAR OR LESS  ONE-FIVE YEARS  FIVE YEARS
-----------------------------------------------  ------------  --------------  ----------
Real Estate - Mortgage                                $ 8,369         $16,616     $22,032
Real Estate - Construction                                434  __              __
Commercial                                             10,835          10,066         783
Consumer                                                4,715           2,898         698
                                                      -------         -------     -------

  Total loans maturities                              $24,353         $29,580     $23,513
                                                      =======         =======     =======
                                                                  Variable
 LOANS WITH MATURITIES OF ONE YEAR OR GREATER                     Fixed Rate      Rate
                                                                 ------------  ----------
Real Estate - Mortgage                                                $ 7,915     $30,733
Real Estate - Construction                                                 --          --
Commercial                                                              3,061       7,788
Consumer                                                                2,725         871
                                                                      -------     -------
  Total Loans                                                         $13,701     $39,392
                                                                      =======     =======

REAL ESTATE MORTGAGE AND CONSTRUCTION LOANS

     The Bank makes a wide variety of mortgage loan products available to businesses and individuals. Residential mortgages are made through the Bank's mortgage lending division, with numerous pricing, term and structuring options available. The Bank makes home equity lines of credit available to homeowners for a variety of purposes, with rates based upon the prime rate published in The Wall Street Journal, as well as fixed rate home equity
                  -----------------------
term loans for a variety of purposes including home improvement. These loans are typically secured by 1- to 4-family, owner occupied homes in the Washington, D.C. metropolitan area. Commercial mortgages are made available to businesses and individuals for the purchase or re-finance of commercial properties such as office buildings, apartment buildings and industrial buildings located in the Washington, D.C. metropolitan area. These commercial mortgages generally have adjustable rates of interest based upon the prime rate as published in The Wall
                                                                       --------
Street Journal, or tied to an index of U.S. Government securities, have
--------------
maturities of five years or less and have amortizations of 15-30 years. The Bank does not generally make fixed-rate loans with maturities greater than 15 years for its own portfolio.

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

CONSUMER LOANS

     The Bank makes consumer (installment) loans to individuals for a variety of personal and household purposes. Such loans generally are at fixed rates for terms of up to five years. In December, 1996, the Company and the Bank entered into an agreement that calls for the Bank to develop a credit card lending program for participants in certain health care plans. Lending began under this program during 1997. As of December 31, 1997, credit card receivables amounted to $3,809,572.


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

                C.     NON-PERFORMING ASSETS AND PAST DUE LOANS
                          (IN THOUSANDS)

                                                                       1997      1996      1995
                                                                      ------    ------    ------
Non-Performing Assets:
  Loans accounted for on a non-accrual basis.......................   $2,772    $  742    $   77
  Restructured loans...............................................       --       361       388
                                                                      ------    ------    ------
     Total non-performing loans....................................    2,772     1,103       465
  Other real estate owned net of allowance.........................    1,435       975     1,052
  Other non-performing assets......................................       13       184       100
                                                                      ------    ------    ------
   Total non-performing assets.....................................   $4,220    $2,262    $1,617
                                                                      ======    ======    ======
     Total non-performing assets to total assets...................     4.06%     2.24%     3.98%
     Total non-performing loans to total loans.....................     3.58%     1.50%     1.56%


Past Due Loans:
  Loans contractually past due 90 days or more as to
     interest or principal payments, still accruing................   $   13    $  184    $   --
  Loans contractually past due 30 days or more through
     90 days as to interest or principal payments, still accruing..      350     1,641       954
                                                                      ------    ------    ------
     Total Past Due Loans..........................................   $  363    $1,825    $  954
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

                      SUMMARY OF LOAN LOSS EXPERIENCE AND
                          ALLOWANCE FOR CREDIT LOSSES
                             (DOLLARS IN THOUSANDS)

                                                                     1997        1996                1995
                                                                    -------   ---------           -----------

Balance January 1                                                   $ 1,016     $   748           $     704
                                                                    -------     -------           ---------
Provision (recovery) charged to operating expense                     1,209         (35)                (30)
                                                                    -------     -------           ---------

Recoveries:
  Commercial                                                             53          51                  13
  Real Estate - Construction                                             --         172                  83
  Real Estate - Mortgage                                                 --          --                  --
  Consumer and other                                                     10           3                  12
                                                                    -------     -------           ---------

     Total recoveries                                                    63         226                 108
                                                                    -------     -------           ---------

Charge-offs:
  Commercial                                                            322         112                  --
  Real Estate - Construction                                             --          --                  --
  Real Estate - Mortgage                                                234          --                   5
  Consumer and other                                                     30          32                  30
                                                                    -------     -------           ---------
     Total charge-offs                                                  586         144                  35

  Net (charge-offs) recoveries                                         (523)         82                  74
                                                                    -------     -------           ---------
  Allowance acquired                                                     --         221                  --
                                                                    -------     -------           ---------


Balance December 31                                                 $ 1,702     $ 1,016           $     748
                                                                    =======     =======           =========

Average amount of total loans outstanding, net                      $74,822     $42,891           $  29,524
Total loans outstanding at December 31, gross                        77,446     $73,724           $  29,812

Loan loss ratios:
  Net charge-offs (recoveries) to average loans outstanding, net       0.70%       (.19%)              (.25%)

Allowance for possible loan losses to total
  loans outstanding December 31                                        2.20%       1.38%               2.51%


ALLOCATION OF ALLOWANCE FOR LOAN
LOSSES AMONG LOAN TYPE AND % OF                                                 % OF                % OF                % OF
LOAN TYPE TO TOTAL LOAN PORTFOLIO                                     1997    PORTFOLIO    1996   PORTFOLIO    1995   PORTFOLIO
------------------------------------------------------------------  -------   ---------   ------  ---------    -----  ---------
Commercial........................................................  $   560          28%  $  115         21%   $   1         35%
Real Estate - Construction........................................        5           1      111          2       96          1
Real Estate - Mortgage............................................      745          61       25         74      117         57
Consumer..........................................................       25          10       --          3       --          7
Unallocated.......................................................      367         N/A      765        N/A      534        N/A
                                                                    -------               ------               -----
     Total........................................................  $ 1,702               $1,016               $ 748
                                                                    =======               ======               =====

INVESTMENT ACTIVITY

     The Corporation's investment policy is implemented by the Investment Committee, which is comprised of selected Board members and management. The investments are chosen primarily to provide and maintain adequate liquidity and to generate a positive return on investments without undue interest or credit risk. Investments are generally made with the intent to hold them until maturity. The Corporation invests in various types of liquid assets, including United States Treasury obligations and securities of Federal Government agencies and sponsored entities, certain certificates of deposit, Federal funds, and other qualifying liquid investments. At December 31, 1997, the Corporation had $13,973,840 outstanding in the investment portfolio and $390,900 in other investments. Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in Item 7 hereof for the carrying and fair values of the investment securities portfolio. The investment portfolio is accounted for in accordance with FAS 115 which was implemented as of December 31, 1994. Refer to Management's Discussion and Analysis in Item 6 hereof for a discussion of certain investments.

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

     The average balance of deposits and average interest paid during the years 1997, 1996 and 1995 can be found in the Three Year Average Consolidated Balance Sheet contained in Item 6 hereof.

    A.  CERTIFICATE OF DEPOSIT OF OVER $100,000 BY MATURITY AT DECEMBER 31,
                                (IN THOUSANDS)

                                          1997     1996    1995
                                        --------  ------  ------
Three months or less..................   $ 5,592  $2,881  $1,191
Over three months through six months..     5,110   2,426     100
Over six months through one year......     1,760   1,972     436
Over one year.........................     2,808   1,821     106
                                         -------  ------  ------
     Total............................   $15,269  $9,100  $1,833
                                         =======  ======  ======

BORROWINGS

     The average amounts of borrowings outstanding during 1997, 1996 and 1995 and the approximate weighted average interest rate thereon is contained in the Three-Year Average Consolidated Balance Sheet in Item 6 hereof.

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

     Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily interest checking and regular checking accounts). The Federal Reserve Board regulations generally require that, for 1997, reserves of 3% must be maintained against aggregate transaction accounts of $54.0 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.62 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% and was reduced to 10% effective April 1, 1992) against that portion of total transaction accounts in excess of $54.0 million. The first $4.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Since the amount of the Bank's transaction accounts are below the $54.0 million, the Bank is currently subject to the 3% reserve requirement for maintaining reserves. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

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

CAPITAL MAINTENANCE

     The FDIC has issued regulations that require banks with deposits insured by the Bank Insurance Fund ("BIF"), such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total average assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and purchased credit card relationships). At December 31, 1997, the Bank's ratio of core capital to total average assets equalled 7.29% which exceeded the minimum leverage requirement.

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


     At December 31, 1997, the Bank's total capital to risk-weighted assets was 9.98% and the Bank's core capital to risk-weighted assets was 8.72%, both exceeding the FDIC risk-based capital requirement.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     The main office of the Corporation and the Bank is located at Twinbrook Square, 1800 Rockville Pike, Rockville, Maryland. The premises are leased under an agreement which expires in 1999. The Bank leases three branches; the Germantown location is operating under a lease which expires in 2005, the Bethesda locations operate under leases which expire in 2002 and 2006. The Company also owns a 6,000 square foot office building in Alexandria, Virginia which it leases to the Bank. The Bank considers these properties suitable and adequate for current operations. During 1997, the Bank incurred rental expenses for properties totaling $581,044. Refer to Note 6--"Bank Premises and Equipment" on page 18 of the Annual Report, which is hereby incorporated by reference.

ITEM 3.   LEGAL PROCEEDINGS

     Note 15 --"Litigation" on page 22 of the Annual Report is hereby incorporated by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Corporation's security holders during the quarter ended December 31, 1997, through solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The section entitled "Market for the Common Equity and Related Stockholder Matters" on page 6 of the Annual Report is hereby incorporated by reference.
For information regarding regulatory restrictions on the Bank's, and, therefore, the Corporation's payment of dividends, see Note 14 -- "Regulatory Matters" on pages 21 and 22 of the Annual Report, which hereby is incorporated by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The section entitled "Selected Financial Data" on page 1 of the Annual Report and the section entitled "Management's Discussion and Analysis" on pages 2 through 7 in the Annual Report are hereby incorporated by reference.


ITEM 7.   FINANCIAL STATEMENTS

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages 8 through 25 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided herein.


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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Corporation included in the Annual Report to stockholders for the year end December 31, 1997 are incorporated by reference in Item 7 of this Report. The remaining information appearing in the Annual Report to stockholders is not deemed to be filed as part of this Report except as expressly provided herein. The following financial statements are filed as part of this
          Report:


               Consolidated Balance Sheets at December 31, 1997 and 1996

               Consolidated Statements of Income for the Years
               Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

                                    GRANDBANC, INC.

                                    /s/ Steven K. Colliatie
                                    -------------------------------------
                                    Steven K. Colliatie
Date: March 24, 1998                President and Chief Executive Officer

     In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


March 24, 1998
--------------

/s/ Steven K. Colliatie
-------------------------------
Steven K. Colliatie
President, Chief Executive Officer and Director


/s/ David L. Erickson
-------------------------------
David L. Erickson
Chief Financial Officer and Secretary


     A majority of the directors of the Corporation executed a power of attorney appointing Steven K. Colliatie as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1997. This report has been signed below by such attorney-in-fact as of March 23, 1998.


                                       By: /s/ Steven K. Colliatie
                                           -------------------------------------
                                           Steven K. Colliatie
                                           Attorney-in-Fact for Majority of the
                                           Directors of the Corporation

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

   3.2        GrandBanc, Inc. Bylaws                                *

    4         Form of Common Stock Certificate                      *

** 10.1       FWB Corporation 1994 Incentive Stock Option Plan      *

** 10.2       GrandBanc, Inc. 1994 Stock Option Plan for Outside
              Directors                                             *

** 10.3       Employment Agreement Dated as of February 27, 1996,   Exhibit 10
              by and between GrandBanc, Inc., GrandBank, and        to Report on
              Steven K. Colliatie                                   Form 10-QSB
                                                                    the Quarter
                                                                    Ended June
                                                                    30, 1996
                                                                    (File No.
                                                                    0-16187)
   13         Annual Report to Stockholders

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