Form 10QSB
period 1998-03-31
GRANDBANC INC
filed 1998-05-14
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 1998    Commission File Number 0-16187
                               --------------                           -------


                                GRANDBANC, INC.
        --------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Maryland                                       52-1332050
-------------------------------              ----------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                1800 Rockville Pike, Rockville, Maryland 20852
                ----------------------------------------------
                   (Address of principal executive offices)


                                (301) 770-1300
                                --------------
               (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   X    NO
             -----     -----

         At April 30, 1998, there were 4,049,655 shares of Common Stock, par value $.10 per share outstanding.

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

             Consolidated Balance Sheets......................................1
             Consolidated Statements of Income (Loss).........................2
             Consolidated Statements of Changes in Stockholders' Equity.......3
             Consolidated Statements of Changes in Cash Flows ................4
             Notes to Consolidated Financial Statements.....................5-9

    Item 2 - Management's Discussion and Analysis

             Financial Condition .........................................10-12
             Results of Operations........................................12-13

PART II - OTHER INFORMATION
---------------------------

    Items 1 -5...............................................................14

    Item 6 - Exhibits and Reports on Form 8-K................................14

    SIGNATURES...............................................................15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


GRANDBANC, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(unaudited)



                                                                  March 31,            December 31,
                                                                       1998                    1997
----------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                              $2,784                  $2,460
Federal funds sold                                                    6,682                   2,837
                                                               -------------------------------------
     Total cash and cash equivalents                                  9,466                   5,297

Securities available-for-sale                                         5,975                   3,395
Securities held-to-maturity                                           7,352                  10,970

Loans, net of unearned discount and loan fees                        73,598                  77,446
Less: Allowance for loan losses                                      -1,324                  -1,702
                                                               -------------------------------------
Loans, net                                                           72,274                  75,744

Bank premises and equipment, net                                      1,911                   1,971
Accrued income receivable                                               558                     603
Prepaid expenses and other assets                                     1,255                   1,061
Deferred income taxes                                                 2,039                   2,057
Intangible assets                                                     1,298                   1,338
Other real estate owned                                               1,048                   1,435
                                                               -------------------------------------
Total Assets                                                       $103,176                $103,871
                                                               =====================================


Liabilities and Shareholders' Equity
Liabilities
Deposits:
  Demand                                                            $10,669                  $9,933
  Interest checking                                                   8,996                   8,559
  Savings                                                            15,656                  16,120
  Time                                                               55,931                  54,086
                                                               -------------------------------------
Total Deposits                                                       91,252                  88,698

Securities sold under agreement to repurchase
          and other borrowed funds                                    3,869                   7,198
Other liabilities                                                       431                     490
                                                               -------------------------------------
Total Liabilities                                                    95,552                  96,386
                                                               =====================================

Shareholders' Equity
Preferred stock                                                           0                       0
Common stock                                                            404                     404
Surplus                                                              10,962                  10,928
Retained earnings                                                    -3,722                  -3,747
Accumulated comprehensive income:
  Unrealized holding loss on securities available-for-sale              -20                    -100
                                                               -------------------------------------
Total Shareholders' Equity                                            7,624                   7,485
                                                               -------------------------------------

Total Liabilities and Shareholders' Equity                         $103,176                $103,871
                                                               =====================================


Book Value per Share                                                  $1.88                   $1.85
                                                               =====================================


Actual Shares Outstanding                                             4,050                   4,041
                                                               =====================================



See notes to condensed consolidated financial statements.

GRANDBANC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

                                                                                        Three Months      Three Months
                                                                                           Ended             Ended
                                                                                       March 31, 1998    March 31, 1997
------------------------------------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans                                                                     $1,810            $1,720
Interest on federal funds sold and repurchase agreements                                           69                26
Interest on securities                                                                            192               286
                                                                                       ---------------   ---------------
Total Interest Income                                                                           2,071             2,032

Interest Expense
Interest on deposits                                                                              938               940
Interest on securities sold under agreements to repurchase and other borrowed funds                92                77
                                                                                       ---------------   ---------------
Total Interest Expense                                                                          1,030             1,017
                                                                                       ---------------   ---------------
  Net Interest Income                                                                           1,041             1,015

Provision for Loan Losses                                                                          10                 0
                                                                                       ---------------   ---------------
  Net Interest Income After Provision for Loan Losses                                           1,031             1,015

Other Income
  Service charges                                                                                  79                82
  Other                                                                                            49                40
                                                                                       ---------------   ---------------
Total Other Income                                                                                128               122

Other Expenses
  Salaries and employee benefits                                                                  462               487
  Occupancy                                                                                       192               170
  Equipment                                                                                        60                48
  Other operating expenses                                                                        403               288
                                                                                       ---------------   ---------------
Total Other Expenses                                                                            1,117               993
                                                                                       ---------------   ---------------

Income Before Applicable Income Taxes                                                              42               144
Income Taxes                                                                                       18                 0
                                                                                       ---------------   ---------------
Net Income                                                                                        $24              $144

Other Comprehensive Income, net of tax
  Net unrealized gain on investments available for sale, net of taxes                             $80                $7
                                                                                       ---------------   ---------------
Comprehensive Income                                                                             $104              $151
                                                                                       ---------------   ---------------
Basic Net Income Per Common Share                                                               $0.01             $0.04
                                                                                       ===============   ===============
Diluted Net Income Per Common Share                                                             $0.01             $0.03
                                                                                       ===============   ===============
Weighted Average Shares Outstanding                                                             4,047             4,041
                                                                                       ===============   ===============
Adjusted Weighted Average Shares Outstanding                                                    4,169             4,163
                                                                                       =================================

See notes to condensed consolidated financial statements.

GRANDBANC, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)
(unaudited)

                                      Common                                                         Unrealized
                                       Stock                                                        Gain (Loss)
                                      Shares          Common                         Retained            on
                                    Outstanding        Stock          Surplus        Earnings        Securities         Total
                                  -------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  3,926      $      393      $   10,405      $   (4,597)      $     (180)     $    6,021

Net Income                                                                                    144                              144

Common stock issuance                         115              11             524                                              535

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                                                                              7               7
                                  -------------------------------------------------------------------------------------------------

Balance, March 31, 1997                     4,041      $      404      $   10,929      $   (4,453)      $     (173)     $    6,707
                                       ==========      ==========      ==========      ==========       ==========      ==========


Balance, December 31, 1997                  4,041      $      404      $   10,928      $   (3,747)      $     (100)     $    7,485


Net Income                                                                                     24                               24

Common stock issuance                           9               1              34                                               35

Change in unrealized holding
 gain (loss) on securities
 available-for-sale                                                                                             80              80
                                  -------------------------------------------------------------------------------------------------

Balance, March 31, 1997                     4,050      $      405      $   10,962      $   (3,723)      $      (20)     $    7,624
                                       ==========      ==========      ==========      ==========       ==========      ==========




See notes to condensed consolidated financial statements.


GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)                                                                     Three Months      Three Months
                                                                                       Ended             Ended
                                                                                   March 31,         March 31,
                                                                                        1998              1997
                                                                               --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                               $24              $144
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation                                                                           60                56
   Net amortization of securities                                                         17                 3
   Amortization of intangibles                                                            40                22
   Provision for loan losses                                                              10                 0
   Other real estate owned - write downs                                                  10                 0
  (Benefit) provision for deferred income taxes                                           18                 0
Change in assets and liabilities:
   Increase in accrued income receivable,
    other assets and other real estate                                                  -238              -753
   Increase (decrease) in other liabilities                                               63               208
                                                                               --------------------------------

     Net cash (used in) provided by operating activities                                   4              -320
                                                                               --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in federal funds sold                                                    -3,845            -3,551
Proceeds from maturities/principal payments of available-for-sale securities             536             1,000
Proceeds from maturities of held-to-maturity securities                                3,641             1,094
Purchase of available-for-sale securities                                             -3,065              -177
Purchase of held-to-maturity securities                                                    0            -1,600
Net (increase) decrease in loans                                                       3,563              -404
Purchase of loans                                                                       -111                 0
Purchase of property and equipment                                                         0              -129
Proceeds from sale of foreclosed real estate and other assets                            376                 0
                                                                               --------------------------------

     Net cash used in investing activities                                             1,095            -3,767
                                                                               --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in deposits                                                               2,554             3,385
Net increase (decrease) in short-term borrowings                                      -2,029                 0
Net increase (decrease) in borrowed funds                                             -1,300                 0
Net proceeds from sale of common stock                                                     0               500
                                                                               --------------------------------

     Net cash provided by financing activities                                          -775             3,885
                                                                               --------------------------------

Net decrease in cash and cash equivalents                                                324              -202

Cash and cash equivalents at beginning of period                                       2,460             2,455
                                                                               --------------------------------

Cash and cash equivalents at end of period                                            $2,784            $2,253
                                                                               ===============  ===============

     Interest paid                                                                      $995              $826
                                                                               ================================


See notes to condensed consolidated financial statements.

                                GrandBanc, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 1998



Note 1 - Organization

GrandBanc, Inc. (the "Corporation"), is a Maryland bank holding company. The Corporation's operations primarily consist of managing the operations of GrandBank, its wholly owned subsidiary. GrandBank (the "Bank") is a community oriented commercial bank. It provides a full range of banking services to small-to-medium sized businesses, professionals, and individuals in its primary market that encompasses the metropolitan Washington D.C. area including suburban Maryland and northern Virginia. The Bank, in addition to its headquarters in Rockville, has branch offices in Bethesda and Germantown, Maryland and Alexandria, Virginia. The Corporation's other wholly owned subsidiary, Facility Holdings, Inc., a Virginia corporation, was established in the first quarter of 1998 and owns the real property of the Corporation located in Alexandria, Virginia. The Corporation and Bank are subject to the regulations of certain Federal and State agencies and undergoes periodic examinations by those regulatory agencies.


Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


Note 3 - Recently Adopted Accounting Standards

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the statement of operations or the statement of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the statement of financial condition. The Corporation adopted SFAS No. 130 on January 1, 1998 as required.

Note 4
Securities
(Dollars in thousands)

                                                                 March 31, 1998
--------------------------------------------------------------------------------------------------------------------------------


Securities Available-for-Sale                                           Gross                Gross
                                                 Amortized            Unrealized           Unrealized              Fair
                                                    Cost                Gains                Losses               Value
                                                --------------------------------------------------------------------------------
U.S. Treasury                                                 $0                   $0                   $0                   $0
U.S. Government Agencies and Corporations                  4,515                    9                   -7                4,517
Mortgage-Backed Securities                                 1,006                    0                   -5                1,001
Other Securities                                             399                   58                    0                  457
                                                --------------------------------------------------------------------------------

Total                                                     $5,920                  $67                 -$12               $5,975
                                                ================================================================================



Securities Held-to-Maturity

U.S. Government Agencies and Corporations                 $5,165                  $23                 -$11               $5,177
Mortgage-Backed Securities                                 2,187                   45                    0                2,232
                                                --------------------------------------------------------------------------------

Total                                                     $7,352                  $68                 -$11               $7,409
                                                ================================================================================



                                                                 December 31, 1997
--------------------------------------------------------------------------------------------------------------------------------


Securities Available-for-Sale                                           Gross                Gross
                                                 Amortized            Unrealized           Unrealized              Fair
                                                    Cost                Gains                Losses               Value
                                                --------------------------------------------------------------------------------
U.S. Treasury                                                 $0                   $0                   $0                   $0
U.S. Government Agencies and Corporations                  3,005                    7                   -8                3,004
Mortgage-Backed Securities                                     0                    0                    0                    0
Other Securities                                             391                    0                    0                  391
                                                --------------------------------------------------------------------------------

Total                                                     $3,396                   $7                  -$8               $3,395
                                                ================================================================================


Securities Held-to-Maturity

U.S. Government Agencies and Corporations                 $8,642                  $27                 -$14               $8,655
Mortgage-Backed Securities                                 2,328                   50                    0                2,378
                                                --------------------------------------------------------------------------------

Total                                                    $10,970                  $77                 -$14              $11,033
                                                ================================================================================

Note 5
Loans
(Dollars in thousands)

                                          March 31,      December 31,
                                               1998              1997
----------------------------------------------------------------------


  Commercial                                $20,635           $21,684
  Real Estate-Construction                      361               434
  Real Estate-Mortgage                       44,820            47,149
  Consumer                                    4,285             4,501
  Credit Card Receivable                      3,623             3,810
                                         -----------------------------

    Gross loans                              73,724            77,578
                                         -----------------------------

  Less: Deferred loan fees and
    unearned discount                          -126              -132
                                         -----------------------------

Loans,net of unearned discount and
 deferred loan fees                          73,598            77,446
                                         -----------------------------

  Allowance for loan losses                  -1,324            -1,702
                                         -----------------------------

Loans, net                                   72,274            75,744
                                         =============================

Note 6
Allowance for Loan Losses
(Dollars in thousands)
                                          Three Months           Three Months
                                             Ended                   Ended
                                         March 31, 1998         March 31, 1997
                                         --------------------------------------

Balance at beginning of period                   $1,702                  $1,016

Provision charged to expense                         10                       0

Charge-offs:
  Commercial and other                              105                     232
  Consumer                                            0                      10
  Real Estate-Mortgage                              285                       0
  Real Estate-Construction                            6                       0
                                         --------------------------------------

    Total Charge-offs                               396                     242

Recoveries:
  Commercial and other                                7                      13
  Consumer                                            0                       7
  Real Estate-Mortgage                                0                       0
  Real Estate-Construction                            1                       0
                                         --------------------------------------

    Total Recoveries                                  8                      20

Net Charge-Offs (Recoveries)                        388                     222
                                         --------------------------------------

Balance at end of period                         $1,324                    $794
                                         ======================================


Average Total Loans(1)                          $75,608                 $73,994

Total Loans at Period End (1)                   $73,598                 $73,884

Ratio of net charge-offs (recoveries)
  to average total loans                          0.51%                   0.30%

Ratio of allowance for
  loan losses to total
  loans at period end                             1.80%                   1.07%


(1) Total Loans are reported net of unearned income

Note 7
Earnings Per Share
(Dollars in thousands, except per share data)


Three Months Ended                          March 31, 1998    March 31, 1997
-------------------------------------------------------------------------------

Basic earnings per share:

Net income                                               $24              $144

Stock and stock equivalents (average shares):
   Common shares outstanding                           4,047             4,041
   Stock options                                           0                 0
                                                  -----------------------------

Total stock and stock equivalents                      4,047             4,041
                                                  -----------------------------

Basic net income per common share                      $0.01             $0.04
                                                  =============================


Diluted earnings per share:

Net income                                               $24              $144

Stock and stock equivalents (average shares):
   Common shares outstanding                           4,047             4,041
   Stock options                                         122               122
                                                  -----------------------------

Total stock and stock equivalents                      4,169             4,163
                                                  -----------------------------

Diluted net income per common share                    $0.01             $0.03
                                                  =============================

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


FINANCIAL CONDITION
The Corporation's total assets at March 31, 1998 of $103.2 million reflected a decrease of $695 thousand or .67% from December 31, 1997.

The Corporation's Stockholders' Equity of $7.6 million at March 31, 1998 reflected an increase of $139 thousand or 1.9% from December 31, 1997. The increase is attributable primarily to earnings from operations of $24 thousand and a decrease in unrealized holding loss on investment securities of $80 thousand.

Total loans of the Bank March 31, 1998 of $74 million reflected a decrease of $3.8 million from December 31, 1997. The decrease is primarily due to prepayments and maturities of loans. In the second and third quarters of 1998, management will direct business development and lending activities toward the small business market in the region in order to develop new loan relationships and further expand the Bank's existing customer relationships.

Total deposits of the Bank at March 31, 1998 of $91 million reflected an increase of $2.6 million or .29% from December 1997. During the three months ended March 31, 1998, non-interest bearing deposits increased $736 thousand or 7.4% while interest bearing deposits increased $1.8 million or 2.3%. At March 31, 1998, non-interest bearing deposits are approximately 11.7 of total deposits.

The Bank's loan to deposit ratio was 81% at March 31, 1998 compared to 87% at December 31, 1997.

Investment Activity. The Corporation invests in various types of liquid assets,
-------------------
including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds and other qualifying liquid investments. During the first quarter of 1998, securities totaling $2 million matured or were called and securities totaling $1.8 million were acquired.

Allowance for Loan Losses. The allowance for loan losses at March 31, 1998 was
-------------------------
$1.3 million or 1.8% of total loans outstanding, compared to $1.7 million or 2.2% at December 31, 1997. Charge offs during the three months ended March 31, 1998 totaled $396 thousand consisting primarily of two real estate loans to one borrower.

At March 31, 1998, the allowance for loan losses was 67% of non-performing loans compared to 61% at December 31, 1997. In management's opinion the allowance for loan losses as of March 31, 1998 was adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

Non-performing Loans and Assets. The Bank's non-performing assets totaling $3
-------------------------------
million consist of non-accrual loans and foreclosed real estate. The percentage of non-performing assets to total assets decreased to 2.93% at March 31, 1998 from 4.06% at December 31, 1997.

Non-performing loans totaled $2 million at March 31, 1998 compared to $2.8 million at December 31, 1997. Non-performing loans at March 31, 1998 consist of non-accrual loans totaling $2 million.

At March 31, 1998, foreclosed real estate was $1 million compared to $1.4 million at December 31, 1997. The decrease of $387 thousand is primarily the result of sales of foreclosed property in the first quarter of 1998. Generally, the Bank evaluates the fair value of each property owned annually. These evaluations may be appraisals or other market studies. At March 31, 1998, management believes the carrying amounts for foreclosed real estate approximate fair value.

Loans past due 90 days or more and still accruing interest totaled $109 thousand at March 31, 1998. This amount consists entirely of credit card balances.

Short-term debt. The Corporation's short-term debt of $1.9 million at March 31,
---------------
1998 reflects a decrease of $50 thousand compared to December 31, 1997 due to principal payments. Short-term borrowings of the Bank at March 31, 1998 decreased to $1.7 million from $3.7 million at December 31, 1998. Current short-term borrowings represent securities sold under agreement to repurchase. This product was developed to meet the overnight investment needs of the Bank's commercial customers. Under the repurchase agreement program, available customer balances are invested overnight in an uninsured account in the Bank. Available balances are determined by the investable balances of the Bank's sweep account commercial customers.

Long-term debt. Long-term debt of the Corporation at March 31, 1998 of $200
--------------
thousand reflected a decrease of $1.3 million compared to December 31, 1997. In the first quarter of 1998, the Corporation retired $1.3 million of a $1.5 million note to an unaffiliated bank, by transferring the real property owned by the Corporation located in Alexandria, Virginia to its newly formed subsidiary, Facility Holdings, Inc.. GrandBank holds a note by Facility Holdings, Inc. and pays rent to Facility Holdings, Inc. for leased space in the building on the property. The same unaffiliated bank continues to hold a note from the Corporation in the amount of $200,000. Interest is payable monthly to GrandBank and the unaffiliated bank. Principal is due to both banks October 1, 1999.

Liquidity. The Bank's liquidity position, those assets invested in cash, federal
---------
funds, and obligations of the U.S. Government, its agencies and sponsored entities classified as available for sale, totaling $15.4 million, reflected an increase of $6.7 million or 78% from December 31, 1997. The increase consists primarily of an increase in federal funds of $3.8 million. The increase also includes an increase of investment securities available for sale of $2.5 million. The increase in cash available for short-term investing is primarily due to prepayments and maturities of loans. Funds available through the Bank's sources of short-term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs. However, the Bank continues to evaluate the asset and liability mix to ensure that adequate liquidity is maintained.

Stockholders' Equity. Stockholders' equity of $7.6 million at March 31, 1998
--------------------
increased $139 thousand from December 31, 1997. The increase results primarily from earnings of $24 thousand for the period and a decrease of $80 thousand in net unrealized holding loss in the March 31, 1998 compared to December 31, 1997.

Capital Adequacy and Regulatory Requirements. At March 31, 1998, the Bank's
--------------------------------------------
ratio of Tier I capital to total average assets equaled 7.25%, which exceeded the minimum leverage capital ratio of 4% by 3.25%. The Tier I capital to risk weighted assets ratio was 8.88% which exceeded the minimum required ratio of 4% by 4.88%. The Bank's total capital to risk-weighted assets ratio at March 31, 1998 was 10.13% which exceeded the minimum required ratio of 8% by 2.13%.

RESULTS OF OPERATIONS
For the three months ended March 31, 1998, the Corporation had net income of $24 thousand compared to net income from the corresponding period in 1997 of $144 thousand, a decrease of $120 thousand.

Earnings per share were $0.01 for the three months ended March 31, 1998, compared to $0.04 for the same period in 1997.

Net Interest Income. Net interest income is the difference between interest
-------------------
income on earning assets and interest expense on interest bearing deposits and borrowings. Net interest income for the three month period ended March 31, 1998 of $1 million reflected an increase of $26 thousand or 2.6% compared to the corresponding period in 1997. Interest income for the three month period ended March 31, 1998 was $2.1 million, an increase of $39 thousand or 1.9% from the same period in 1997. Interest expense of $1 million for the period ended March 31, 1998 reflected an increase of $13 thousand or 1.3%.

The average yield on interest earning assets for the three month period ended March 31, 1998, was 8.92% compared to 8.62% for the three months ended March 31, 1997. The average cost of funds for the three months ended March 31, 1998, was 4.22% compared to 4.12% for the same period in 1997. Additionally, the net interest margin was 4.80% for the period ended March 31, 1998 compared to 4.63% for the corresponding period in 1997.

Provision for Loan Losses. There was a provision for loan losses in the amount
-------------------------
of $10 thousand in the three month period ended March 31, 1998.

Noninterest Income. Non-interest income for the three months ended March 31,
------------------
1998, was $128 thousand compared to $122 thousand for the three months ended March 31, 1997, an increase of $6 thousand or 4.92%.

Noninterest Expense. Noninterest expense for the three months ended March 31,
-------------------
1998 of $1.2 million reflected an increase of $124 thousand or 12.5% compared to the corresponding period of 1997. Salaries and benefits increased by $25 thousand or 5.1%. Occupancy and equipment increased by $34 thousand or 15.6%. Data processing services increased by $43 thousand or 53.8% compared to the corresponding period in 1997. This increase is primarily due to data processing systems enhancements begun in the second quarter of 1997 in order to expand products and services offered by the Bank and to improve the efficiency of operations. Other expenses increased by $62 thousand or 36.7% compared to the same period in 1997. The increase in Other Expense is primarily due to expenses incurred which are associated with the Bank's credit card program begun in the third quarter of 1997.

Applicable Income Tax. The income tax expense of $18 thousand reflects the
---------------------
amount of the deferred tax asset realized in the first quarter of 1998.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  N/A

Item 2 - Changes in Securities  N/A

Item 3 - Defaults Upon Senior Securities  N/A

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information   N/A

Item 6 - Exhibits and Reports on Form 8-K

         A.  Exhibits

             (11)  "Computation of Earnings per Common Share" is presented as
             Note 6 on Page 6.

             (27)  Financial Data Schedule:  Filed herewith.

         B.  Reports on Form 8-K

             None

                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GRANDBANC, INC.
                                              (Registrant)


Date:    May 13, 1998
                                         ---------------------------------------
                                              Steven K. Colliatie
                                              President & CEO



Date:   May 13, 1998
                                         ---------------------------------------
                                              Domingo Rodriguez
                                              Executive Vice President and CFO