Form 10QSB
period 1998-06-30
GRANDBANC INC
filed 1998-08-14
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended:  June 30, 1998  Commission File Number:  0-16187
                                 -------------                           -------


                                GRANDBANC, INC.
                                --------------
       (Exact name of small business issuer as specified in its charter)


          Maryland                                     52-1332050
--------------------------------          ------------------------------------
(State or other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                   1800 Rockville Pike, Rockville, Maryland
                ----------------------------------------------
                20852 (Address of principal executive offices)


                                 (301) 770-1300
                                -----------------
                (Issuer's telephone number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES X                   NO
            ---                     ---

         At July 31, 1998, there were 4,049,655 shares of Common Stock, par value $.10 per share outstanding.

     Transitional Small Business Disclosure Format

         YES                     NO X
            ---                    ---

                                TABLE OF CONTENTS
                                -----------------


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets..................................1
                  Consolidated Statements of Income............................2
                  Consolidated Statements of Shareholders' Equity..............3
                  Consolidated Statements of Changes in Cash Flows ............4
                  Notes to Consolidated Financial Statements.................5-9

         Item 2 - Management's Discussion and Analysis

                  Financial Condition .....................................10-12
                  Results of Operations....................................12-13

PART II - OTHER INFORMATION
---------------------------

         Items 1 - 5..........................................................14

         Item 6 - Exhibits and Reports on Form 8-K............................14

         SIGNATURES...........................................................15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDBANC, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

                                                                   June 30,        December 31,
                                                                     1998             1997
------------------------------------------------------------------------------------------------
Assets
Cash and Due from banks                                           $   2,863         $   2,460
Federal funds sold                                                      449             2,837
                                                                  ---------------------------
     Total cash and cash equivalents                                  3,312             5,297

Securities available-for-sale                                        10,412             3,395
Securities held-to-maturity                                           5,440            10,970

Loans, net of unearned discount and loan fees                        73,354            77,446
Less: Allowance for  loan losses                                     (1,204)           (1,702)
                                                                  ---------------------------
Loans, net                                                           72,150            75,744

Bank premises and equipment, net                                      1,877             1,971
Accrued income receivable                                               579               603
Prepaid expenses and other assets                                     1,121             1,061
Deferred income taxes                                                 1,998             2,057
Intangible assets                                                     1,258             1,338
Other real estate owned                                                 857             1,435
                                                                  ---------------------------
Total Assets                                                      $  99,004         $ 103,871
                                                                  ===========================

Liabilities and Shareholders' Equity
Liabilities
Deposits:
  Demand                                                          $  10,456         $   9,933
  Interest checking                                                  11,251             8,559
  Savings                                                            13,196            16,120
  Time                                                               52,090            54,086
                                                                  ---------------------------
Total Deposits                                                       86,993            88,698

Securities sold under agreement to repurchase
          and other borrowed funds                                    3,844             7,198
Other liabilities                                                       433               490
                                                                  ---------------------------
Total Liabilities                                                    91,270            96,386
                                                                  ===========================

Shareholders' Equity
Common stock                                                            405               404
Surplus                                                              10,962            10,928
Retained earnings                                                    (3,633)           (3,747)
Accumulated comprehensive income:
  Unrealized holding loss on securities available-for-sale             --                (100)
                                                                  ---------------------------
Total Shareholders' Equity                                            7,734             7,485
                                                                  ---------------------------

Total Liabilities and Shareholders' Equity                        $  99,004         $ 103,871
                                                                  ===========================

Book Value per Share                                              $    1.91         $    1.85
                                                                  ===========================

Actual Shares Outstanding                                             4,050             4,041
                                                                  ===========================

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                                                             For Six Months Ended           For Three Months Ended
                                                                                   June 30,                        June 30,
                                                                       ------------------------------------------------------------
                                                                             1998            1997            1998           1997
                                                                       ------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                            $    3,571      $    3,490      $    1,761      $    1,769
  Interest on federal funds sold and repurchase agreement                      160              85              91              59
  Interest on Securities                                                       367             525             175             239
                                                                       ------------------------------------------------------------
      Total interest income                                                  4,098           4,100           2,027           2,067
                                                                       ------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                       1,867           1,888             929             947
  Interest on securities sold under agreements to
     repurchase and other borrowed funds                                       160             152              68              75
                                                                       ------------------------------------------------------------
      Total interest expense                                                 2,027           2,040             997           1,022
                                                                       ------------------------------------------------------------
NET INTEREST INCOME                                                          2,071           2,060           1,030           1,045

PROVISION  FOR LOAN LOSSES                                                      10               8              --               8
                                                                       ------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                            2,061           2,052           1,030           1,037
                                                                       ------------------------------------------------------------
OTHER INCOME
  Service charges                                                              169             147              90              65
  Other                                                                        149              88             100              48
                                                                       ------------------------------------------------------------
      Total other income                                                       318             235             190             113
                                                                       ------------------------------------------------------------
OTHER EXPENSES
  Salaries and employee benefits                                               892             999             430             512
  Occupancy                                                                    378             360             186             162
  Equipment                                                                    122             107              62              87
  Other operating expenses                                                     814             611             411             323
                                                                       ------------------------------------------------------------
      Total other expense                                                    2,206           2,077           1,089           1,084
                                                                       ------------------------------------------------------------
Income Before Applicable Income Taxes                                          173             210             131              66
Income Taxes                                                                    59              --              41              --
                                                                       ------------------------------------------------------------
Net Income                                                              $      114      $      210      $       90      $       66
                                                                       ============================================================
Other Comprehensive Income, net of tax
   Net unrealized gain on investments available for sale,
   net of taxes                                                         $       40      $       13      $        8      $        3
                                                                       ============================================================
Comprehensive Income                                                    $      154      $      223      $       98      $       69
                                                                       ============================================================
Basic Net Income Per Common Share                                       $     0.03      $     0.05      $     0.02      $     0.02
                                                                       ============================================================
Diluted Net Income Per Common Share                                     $     0.03      $     0.05      $     0.02      $     0.02
                                                                       ============================================================
Weighted Average Shares Outstanding                                          4,048           4,041           4,049           4,041
                                                                       ============================================================
Adjusted Weighted Average Shares Outstanding                                 4,230           4,160           4,273           4,162
                                                                       ============================================================

                                       2

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

                                                       Common
                                                       Stock                                                 Unrealized
                                                       Shares       Common                    Retained       Gain (Loss)
                                                     Outstanding     Stock        Surplus     Earnings       On Securities   Total
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1996                         3,926        $   393        $10,405      $(4,597)        $  (180)      $ 6,021

  Net income for the six months
     ended June 30, 1997                                --             --             --          210              --           210

  Common stock issuance                                115             11            523           --              --           534

  Change in unrealized holding gain
       (loss) on securities available for sale          --             --             --           --              33            33

                                                   ---------------------------------------------------------------------------------
Balance at June 30, 1997                             4,041        $   404        $10,928      $(4,387)        $  (147)      $ 6,798
                                                   =================================================================================

Balance at December 31, 1997                         4,041        $   404        $10,928      $(3,747)        $  (100)      $ 7,485

  Net income for the six months
     ended June 30, 1998                                --             --             --          114              --           114

  Common stock issuance                                  9              1             34           --              --            35

  Change in unrealized holding gain
       (loss) on securities available for sale          --             --             --           --             100           100

                                                   ---------------------------------------------------------------------------------
Balance at June 30, 1998                             4,050        $   405        $10,962      $(3,633)        $    --       $ 7,734
                                                   =================================================================================

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                  For Six Months Ended
                                                                                       June 30,
                                                                          ---------------------------------
                                                                                 1998             1997
                                                                          ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   114         $   210
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                     94             109
    Net amortization of securities                                                  (16)             (2)
    Amortization of intangibles                                                      80              62
    Provision for loan losses                                                        10
    Other real estate owned-write downs                                              10
   (Benefit) provision for deferred income taxes                                     59
  Change in assets and liabilities:
      Accrued income receivable, other assets and other real estate                 (36)           (903)
      Accrued expenses and other liabilities                                        (57)             24
                                                                          ---------------------------------
       Net cash provided (used) by operating activities                             258            (500)
                                                                          ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold                                   2,388          (1,081)
  Proceeds from maturities/principal payments on
     available for sale securities                                                1,536           1,000
  Proceeds from maturities/principal payments on
     held to maturity securities                                                  5,530           2,205
  Proceeds from maturity of time deposit                                           --             1,300
  Purchases of available for sale securities                                     (8,422)           (177)
  Purchases of held to maturity securities                                         --            (2,600)
  Net (increase) decrease in loans                                                3,594            (838)
  Purchases of bank premises and equipment                                         --              (322)
  Proceeds from sale of foreclosed property and other assets                        578            --
                                                                          ---------------------------------
       Net cash provided (used) by investing activities                           5,204            (513)
                                                                          ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                            (1,705)          1,691
  Net increase in federal funds purchased and
    other short-term borrowings                                                  (3,354)           --
  Proceeds from issuance of common stock                                           --               534
                                                                          ---------------------------------

       Net cash provided (used) by financing activities                          (5,059)          2,225
                                                                          ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                403           1,212
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  2,460           2,455
                                                                          ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 2,863         $ 3,667
                                                                          =================================


Interest Paid                                                                   $ 2,014         $ 1,948
                                                                          =================================

                                GrandBanc, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1998


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

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 4. Securities
(in thousands)

                                                                                            June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Gross               Gross
                                                                    Amortized         Unrealized         Unrealized          Fair
                                                                      Cost              Gains              Losses            Value
                                                                   -----------------------------------------------------------------
Securities Available-for-Sale
U.S. Treasury                                                      $    --            $    --            $    --           $    --
U.S. Government Agencies and Corporations                            7,011                 12                (13)            7,010
Mortgage-Backed Securities                                           2,947                 --                 (2)            2,945
Other Securities                                                       399                 58                 --               457
                                                                   -----------------------------------------------------------------

Total                                                              $10,357            $    70            $   (15)          $10,412
                                                                   =================================================================

Securities Held-to-Maturity
U.S. Government Agencies and Corporations                          $ 3,439            $    15            $    (8)          $ 3,446
Mortgage-Backed Securities                                           2,001                 41                 --             2,042
                                                                   -----------------------------------------------------------------

Total                                                              $ 5,440            $    56            $    (8)          $ 5,488
                                                                   =================================================================


                                                                                           December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Gross               Gross
                                                                    Amortized         Unrealized         Unrealized          Fair
                                                                      Cost              Gains              Losses            Value
                                                                   -----------------------------------------------------------------
Securities Available-for-Sale
U.S. Treasury                                                      $    --            $    --            $    --           $    --
U.S. Government Agencies and Corporations                            3,005                  7                 (8)            3,004
Mortgage-Backed Securities                                              --                 --                 --                --
Other Securities                                                       391                 --                 --               391
                                                                   -----------------------------------------------------------------

Total                                                              $ 3,396            $     7            $    (8)          $ 3,395
                                                                   =================================================================

Securities Held-to-Maturity
U.S. Government Agencies and Corporations                          $ 8,642            $    27            $   (14)          $ 8,655
Mortgage-Backed Securities                                           2,328                 50                 --             2,378
                                                                   -----------------------------------------------------------------

Total                                                              $10,970            $    77            $   (14)          $11,033
                                                                   =================================================================

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 5. Loans
(in thousands)


                                                     June 30,       December 31,
For The Periods Ended                                  1998             1997
--------------------------------------------------------------------------------


Commercial                                          $ 21,168         $ 21,684
Real Estate-Construction                                 327              434
Real Estate-Mortgage                                  44,630           47,149
Consumer                                               4,067            4,501
Credit Card Receivable                                 3,326            3,810
                                                   --------------------------

  Gross loans                                         73,518           77,578
                                                   --------------------------

Less: Deferred loan fees and
         unearned discount                              (164)            (132)
                                                   --------------------------

Loans, net of unearned discount and
   deferred loan fees                                 73,354           77,446
                                                   --------------------------

Allowance for loan losses                             (1,204)          (1,702)
                                                   --------------------------

Loans, net                                          $ 72,150         $ 75,744
                                                   ==========================

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 6. Allowance for Loan Losses
(in thousands)

                                                     Three Months                     Six Months
                                                     Ended June 30,                  Ended June 30,
                                             -----------------------------      -------------------------
For the Periods Ended                            1998            1997             1998             1997
---------------------------------------------------------------------------------------------------------
Balance at beginning of period               $  1,324         $    794          $  1,702         $  1,016

Provision charged to expense                       --               --                10                8

Charge-offs:
  Commercial and other                             49               --               154              220
  Consumer                                        107                5               113               18
  Real Estate                                      --               --               285             --
                                           --------------------------------------------------------------

    Total Charge-offs                             156                5               552              238

Recoveries:
  Commercial and other                             36               28                43               30
  Consumer                                         --                7                 1                8
  Real Estate                                      --               --                --               --
                                           --------------------------------------------------------------

    Total Recoveries                               36               35                44               38

Net Charge-Offs (Recoveries)                      120              (30)              508              200
                                           --------------------------------------------------------------

Balance at end of period                     $  1,204         $    824          $  1,204         $    824
                                           ==============================================================


Average Total Loans (1)                        75,341           74,792            75,540           74,462

Total Loans at Period End (1)                  73,354           74,309            73,354           74,309

Ratio of net charge-offs (recoveries)
  to average total loans                         0.16%          -0.04%              0.67%            0.27%

Ratio of allowance for
  loan losses to total
  loans at period end                            1.64%            1.11%             1.64%            1.11%

(1) Total Loans are reported net of unearned income.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 7. Earnings Per Share
(in thousands, except per share data)

                                                          Three Months                 Six Months
                                                          Ended June 30,              Ended June 30,
                                                   --------------------------------------------------
                                                       1998         1997          1998          1997
-----------------------------------------------------------------------------------------------------
Basic earnings per share:

Net income                                           $   90        $   66        $  114        $  210

Stock and stock equivalents (average shares):
   Common shares outstanding                          4,049         4,041         4,048         4,041
   Stock options                                          -             -             -             -
                                                   --------------------------------------------------

Total stock and stock equivalents                     4,049         4,041         4,048         4,041
                                                   --------------------------------------------------

Basic net income per common share                    $ 0.02        $ 0.02        $ 0.03        $ 0.05
                                                   ==================================================


Diluted earnings per share:

Net income                                           $   90        $   66        $  114        $  210

Stock and stock equivalents (average shares):
   Common shares outstanding                          4,049         4,041         4,048         4,041
   Stock options                                        224           121           182           119
                                                   --------------------------------------------------

Total stock and stock equivalents                     4,273         4,162         4,230         4,160
                                                   --------------------------------------------------

Diluted net income per common share                  $ 0.02        $ 0.02        $ 0.03        $ 0.05
                                                   ==================================================

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

Financial Condition
The Corporation's total assets at June 30, 1998 of $99 million reflected a decrease of $4.9 million or 4.69% from December 31, 1997.

The Corporation's Shareholders' Equity of $7.7 million at June 30, 1998 reflected an increase of $249 thousand or 3.33% from December 31, 1997. The increase is primarily attributable to earnings from operations of $114 thousand and a decrease in unrealized holding loss on investment securities of $100 thousand.

Total loans of the Bank at June 30, 1998 of $73.4 million reflected a decrease of $4.1 million from December 31, 1997. The decrease is primarily due to prepayments and maturities of loans. In the third and fourth quarters of 1998, management will direct business development and lending activities toward the consumer and small business markets in the region in order to develop new loan relationships and further expand the Bank's existing customer relationships.

Total deposits of the Bank at June 30, 1998 of $86.9 million reflected a decrease of $1.7 million or 1.92% from December 1997. During the six-month period ended June 30, 1998, non-interest bearing deposits increased $523 thousand or 5.3% while interest bearing deposits decreased $2.2 million or 2.8%. At June 30, 1998, non-interest bearing deposits totaled approximately 12.0 % of total deposits.

The Bank's loan to deposit ratio was 84% at June 30, 1998, compared to 87% at December 31, 1997.

Investment Activity. The Corporation invests in various types of liquid assets,
-------------------
including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds and other qualifying liquid investments. During the six-month period ended June 30, 1998, securities totaling $7.1 million matured or were called and securities totaling $8.4 million were acquired.

Allowance for Loan Losses. The allowance for loan losses at June 30, 1998 was
-------------------------
$1.2 million or 1.64% of total loans outstanding, compared to $1.7 million or 2.2% of total loans outstanding at December 31, 1997. Net charge-offs during the six-month period ended June 30, 1998 totaled $508 thousand.

At June 30, 1998, the allowance for loan losses was 57 % of non-performing loans compared to 61% at December 31, 1997. In management's opinion the allowance for loan losses as of June 30, 1998 was adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

Non-performing Loans and Assets. The Bank's non-performing assets totaling $2.9
-------------------------------
million consist of non-accrual loans and foreclosed real estate. The percentage of non-performing assets to total assets decreased to 3.0% at June 30, 1998 from 4.06% at December 31, 1997.

Non-performing loans totaled $2.1 million at June 30, 1998 compared to $2.8 million at December 31, 1997. Non-performing loans at June 30, 1998 consist of non-accrual loans totaling $2.8 million.

At June 30, 1998, foreclosed real estate was $857 thousand compared to $1.4 million at December 31, 1997. The decrease of $543 thousand is primarily the result of sales of foreclosed property during the six months ended June 30, 1998. Generally, the Bank evaluates the fair value of each property owned annually. These evaluations may be appraisals or other market studies. At June 30, 1998, management believes the carrying amounts for foreclosed real estate approximate fair value.

Loans past due 90 days or more and still accruing interest totaled $294 thousand at June 30, 1998. This amount consists of real estate, commercial and credit card balances.

Short-term debt. The Corporation's short-term debt of $1.9 million at June 30,
---------------
1998 reflects a decrease of $50 thousand compared to December 31, 1997 due to principal payments. Short-term borrowings of the Bank at June 30, 1998 decreased to $1.7 million from $3.7 million at December 31, 1998. Current short-term borrowings represent securities sold under agreement to repurchase. This product was developed to meet the overnight investment needs of the Bank's commercial customers. Under the repurchase agreement program, available customer balances are invested overnight in an uninsured account in the Bank. Available balances are determined by the investable balances of the Bank's sweep account commercial customers.

Long-term debt. Long-term debt of the Corporation at June 30, 1998 of $200
--------------
thousand reflected a decrease of $1.3 million compared to December 31, 1997. During the six-month period ended June 30, 1998, the Corporation retired $1.3 million of a $1.5 million note to an unaffiliated bank, by transferring the real property owned by the Corporation located in Alexandria, Virginia to its newly formed subsidiary, Facility Holdings, Inc.. GrandBank holds a note by Facility Holdings, Inc. and pays rent to Facility Holdings, Inc. for leased space in the building on the property. The same unaffiliated bank continues to hold a note from the Corporation in the amount of $200,000. Interest is payable monthly to GrandBank and the unaffiliated bank. Principal is due to both banks October 1, 1999.

Liquidity. The Bank's liquidity position, those assets invested in cash, federal
---------
funds, and obligations of the U.S. Government, its agencies and sponsored entities classified as available for sale, totaling $13.7 million, reflected an increase of $5.0 million or 58% from December 31, 1997. The increase consists primarily of an increase of investment securities available for sale of $7.1 million. Fed funds sold decreased by $2.4 million. The increase in investment in available for sale securities is primarily due to prepayments and maturities of loans and a shift from fed funds to higher yield assets. Funds available through the Bank's sources of short-term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs. However, the Bank continues to evaluate the asset and liability mix to ensure that adequate liquidity is maintained.

Stockholders' Equity. Stockholders' equity of $7.7 million at June 30, 1998
--------------------
increased $249 thousand from December 31, 1997. The increase results primarily from earnings of $114 thousand for the period and a decrease of $100 thousand in net unrealized holding loss in the six-month period ended June 30, 1998, compared to December 31, 1997.

Capital Adequacy and Regulatory Requirements. At June 30, 1998, the Bank's ratio
--------------------------------------------
of Tier I capital to total average assets equaled 7.5%, which exceeded the minimum leverage capital ratio of 4% by 3.5%. The Tier I capital to risk weighted assets ratio was 9.1% which exceeded the minimum required ratio of 4% by 5.1%. The Bank's total capital to risk-weighted assets ratio at June 30, 1998 was 10.3% which exceeded the minimum required ratio of 8% by 2.3%.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1998, the corporation had net income of $90 thousand, compare with $66 thousand for the quarter ended June 30, 1997. For the six-month period ended June 30, 1998, the Corporation had net income of $114 thousand, compared to $210 thousand for the six-month period ended June 30, 1997, representing a decrease of $96 thousand. The decrease is primarily attributable to income tax expense totaling $59 thousand.

Earnings per share were $.03 for the six months ended June 30, 1998, compared to $0.05 for the period ended June 30, 1997.

Net Interest Income. Net interest income is the difference between interest
-------------------
income on earning assets and interest expense on interest bearing deposits and borrowings. Net interest income for the six-month period ended June 30, 1998 of $2.1 million reflected an increase of $11 thousand or .53%, compared to the six-month period ended June 30, 1997. Interest income for the six-month period ended June 30, 1998 was $4.1 million, representing a decrease of $2 thousand or
 .05% from the six-month period ended June 30, 1997. Interest expense of $2 million for the period ended June 30, 1998 reflected a decrease of $13 thousand or .63%.

The average yield on interest earning assets for the six-month period ended June 30, 1998, was 8.89%, compared to 8.68% for the six-month period ended June 30, 1997. The average cost of funds for the six-month period ended June 30, 1998, was 4.20%, compared to 4.14% for the same period in 1997. Additionally, the net interest margin was 4.80% for the period ended June 30, 1998, compared to 4.67% for the corresponding period in 1997.

Provision for Loan Losses. There was a provision for loan losses in the amount
-------------------------
of $10 thousand during the six-month period ended June 30, 1998.

Noninterest Income. Non-interest income for the six-month period ended June 30,
------------------
1998, was $318 thousand, compared to $235 thousand for the six-month period ended June 30, 1997, representing an increase of $83 thousand or 35.3%.

Noninterest Expense. Non-interest expense for the six-month period ended June
-------------------
30, 1998 of $2.2 million reflected an increase of $129 thousand or 6.2%, compared to the six-month period ended June 30, 1997. Salaries and benefits decreased by $107 thousand or 10.7%. Occupancy and equipment increased by $33 thousand or 7.1%. Other operating expenses increased by $203 thousand or 33.2% compared to the same period in 1997. This increase was attributable primarily to data processing systems enhancements which were implemented during the second quarter of

1997 in order to expand products and services offered by the Bank and to improve the efficiency of operations. Also, the implementation of the Bank's credit card program during the third quarter of 1997 has affected the increase in other operating costs.

Applicable Income Tax. The income tax expense of $59 thousand reflects the
---------------------
amount of the deferred tax asset realized during the six-month period ended June 30, 1998.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings   N/A
Item 2 - Changes in Securities  N/A

Item 3 - Defaults Upon Senior Securities  N/A

Item 4 - Submission of Matters to a Vote of Security Holders  N/A

Item 5 - Other Information   N/A

Item 6 - Exhibits and Reports on Form 8-K.

A.       Exhibits

         (11)     "Computation of Earnings per Common Share" is presented as
                   Note 7 on Page 9.

         (27)     Financial Data Schedule:  Filed herewith.

B.       Reports on Form 8-K

         None

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GRANDBANC, INC.
                                           (Registrant)


Date: August 14, 1998                      /s/ Steven K. Colliatie
      ---------------                      --------------------------------
                                           Steven K. Colliatie
                                           President and Chief Executive Officer




Date: August 14, 1998                      /s/ Domingo Rodriguez
      ---------------                      ---------------------------------
                                           Domingo Rodriguez
                                           Executive Vice President and CFO