Form 10QSB
period 1998-09-30
GRANDBANC INC
filed 1998-11-16
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended:  September 30, 1998
                                 ------------------
Commission File Number:  0-16187
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


                 1800 Rockville Pike, Rockville, Maryland 20852
                ------------------------------------------------
                   (Address of principal executive offices)


                                (301) 770-1300
               -------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES X      NO
            ---       ---

     At October 31, 1998, there were 4,049,655 shares of Common Stock, par value $.10 per share outstanding.

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

                  Consolidated Balance Sheets.....................................................................1
                  Consolidated Statements of Income...............................................................2
                  Consolidated Statements of Shareholders' Equity.................................................3
                  Consolidated Statements of Changes in Cash Flows ...............................................4
                  Notes to Consolidated Financial Statements....................................................5-9

         Item 2 - Management's Discussion and Analysis

                  Financial Condition ........................................................................10-13
                  Results of Operations.......................................................................13-15
PART II - OTHER INFORMATION
---------------------------
         Items 1 -5..............................................................................................16

         Item 6 - Exhibits and Reports on Form 8-K...............................................................16

         SIGNATURES..............................................................................................17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDBANC, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

                                                                                                    September 30,       December 31,
                                                                                                        1998               1997
------------------------------------------------------------------------------------------------------------------------------------
                                          ASSETS
Cash and Due from banks                                                                             $   2,246           $   2,460
Federal funds sold                                                                                         21               2,837
                                                                                                    -----------------------------
     Total cash and cash equivalents                                                                    2,267               5,297

Securities available-for-sale                                                                          15,145               3,395
Securities held-to-maturity                                                                             4,298              10,970

Loans, net of unearned discount and loan fees                                                          72,086              77,446
Less: Allowance for  loan losses                                                                       (1,056)             (1,702)
                                                                                                    -----------------------------
Loans, net                                                                                             71,030              75,744

Bank premises and equipment, net                                                                        1,869               1,971
Accrued income receivable                                                                                 559                 603
Prepaid expenses and other assets                                                                       1,156               1,061
Deferred income taxes                                                                                   1,950               2,057
Intangible assets                                                                                       1,218               1,338
Other real estate owned                                                                                   521               1,435
                                                                                                    -----------------------------
     TOTAL ASSETS                                                                                   $ 100,013           $ 103,871
                                                                                                    =============================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                                                            $   8,885           $   9,933
  Interest checking                                                                                     8,553               8,559
  Savings                                                                                              14,956              16,120
  Time                                                                                                 52,668              54,086
                                                                                                    -----------------------------
Total Deposits                                                                                         85,062              88,698

Securities sold under agreement to repurchase
          and other borrowed funds                                                                      6,747               7,198
Other liabilities                                                                                         389                 490
                                                                                                    -----------------------------
     TOTAL LIABILITIES                                                                                 92,198              96,386
                                                                                                    -----------------------------

SHAREHOLDERS' EQUITY
Common stock                                                                                              405                 404
Surplus                                                                                                10,963              10,928
Retained earnings                                                                                      (3,597)             (3,747)
Accumulated comprehensive income:
  Unrealized holding loss on securities available-for-sale                                                 44                (100)
                                                                                                    -----------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                                         7,815               7,485
                                                                                                    -----------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $ 100,013           $ 103,871
                                                                                                    =============================

BOOK VALUE PER SHARE                                                                                $    1.93           $    1.85
                                                                                                    =============================

ACTUAL SHARES OUTSTANDING                                                                               4,050               4,041
                                                                                                    =============================

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION


GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)
                                                                     For The Nine Months Ended        For The Three Months Ended
                                                                           September 30,                    September 30,
                                                                 -------------------------------------------------------------------
                                                                       1998             1997             1998             1997
                                                                 -------------------------------------------------------------------
INTEREST INCOME:
  Interest and fees on loans                                      $       5,340      $       5,245    $      1,769      $     1,755
  Interest on federal funds sold and repurchase agreement                   193                135              33               50
  Interest on Securities                                                    596                765             229              240
                                                                 -------------------------------------------------------------------
     TOTAL INTEREST INCOME                                                6,129              6,145           2,031            2,045
                                                                 -------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                    2,765              2,869             898              981
  Interest on securities sold under agreements to
     repurchase and other borrowed funds                                    235                230              75               78
                                                                 -------------------------------------------------------------------
     TOTAL INTEREST EXPENSE                                               3,000              3,099             973            1,059
                                                                 -------------------------------------------------------------------

NET INTEREST INCOME                                                       3,129              3,046           1,058              986

PROVISION  FOR LOAN LOSSES                                                   10                 30               -               22
                                                                 -------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                         3,119              3,016           1,058              964
                                                                 -------------------------------------------------------------------

OTHER INCOME:
  Service charges                                                           242                264              73              117
  Other                                                                     220                149              71               61
                                                                 -------------------------------------------------------------------
     TOTAL OTHER INCOME                                                     462                413             144              178
                                                                 -------------------------------------------------------------------

OTHER EXPENSES:
  Salaries and employee benefits                                          1,334              1,513             442              514
  Occupancy                                                                 571                565             193              205
  Equipment                                                                 188                158              66               51
  Other operating expenses                                                1,259              1,055             445              444
                                                                 -------------------------------------------------------------------
     TOTAL OTHER EXPENSES                                                 3,352              3,291           1,146            1,214
                                                                 -------------------------------------------------------------------

INCOME BEFORE APPLICABLE INCOME TAXES                                       229                138              56              (72)

INCOME TAXES                                                                 79                  -              20                -
                                                                 -------------------------------------------------------------------
NET INCOME                                                        $         150      $         138    $         36      $       (72)
                                                                 -------------------------------------------------------------------

Other Comprehensive Income, net of tax
   Net unrealized gain on investments available for sale,
   net of taxes                                                   $          44      $         (76)   $         31      $       (15)
                                                                 -------------------------------------------------------------------

Comprehensive Income                                              $         194      $          62    $         67      $       (87)
                                                                 -------------------------------------------------------------------

Basic Net Income Per Common Share                                 $        0.04      $        0.03    $       0.01      $     (0.02)
                                                                 -------------------------------------------------------------------

Diluted Net Income Per Common Share                               $        0.04      $        0.03    $       0.01      $     (0.02)
                                                                 -------------------------------------------------------------------

Weighted Average Shares Outstanding                                       4,049              4,042           4,050            4,041
                                                                 -------------------------------------------------------------------

Adjusted Weighted Average Shares Outstanding                              4,210              4,163           4,211            4,162
                                                                 -------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

                                                     Common
                                                     Stock                                                 Unrealized
                                                     Shares         Common                  Retained       Gain (Loss)
                                                  Outstanding       Stock      Surplus      Earnings      On Securities      Total
                                                ====================================================================================

Balance at December 31, 1996                            3,926     $    393    $ 10,405     $  (4,597)       $   (180)      $  6,021

  Net income for the nine months
     ended September 30, 1997                              --           --          --           138              --            138

  Common stock issuance                                   115           11         523            --              --            534

  Change in unrealized holding gain
     (loss) on securities available for sale               --           --          --            --              56             56
                                                ------------------------------------------------------------------------------------
Balance at September 30, 1997                           4,041     $    404    $ 10,928     $  (4,459)       $   (124)      $  6,749
                                                ====================================================================================

Balance at December 31, 1997                            4,041     $    404    $ 10,928     $  (3,747)       $   (100)      $  7,485

  Net income for the nine months
     ended September 30, 1998                              --           --          --           150              --            150

  Common stock issuance                                     9            1          35            --              --             36

  Change in unrealized holding gain
     (loss) on securities available for sale               --           --          --            --             144            144
                                                ------------------------------------------------------------------------------------
Balance at September 30, 1998                           4,050     $    405    $ 10,963      $ (3,597)       $     44       $  7,815
                                                ====================================================================================

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                                For the Nine Months Ended
                                                                                                      September 30,
                                                                                         ----------------------------------------
                                                                                                1998                1997
                                                                                         ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                  $         150       $          138
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                                        187                  167
    Net amortization of securities                                                                       33                   (2)
    Amortization of intangibles                                                                         119                  120
    Provision for loan losses                                                                            10                   30
    Other real estate owned-write downs                                                                   -                    -
   (Benefit) provision for deferred income taxes                                                          -                    -
  Change in assets and liabilities:
     Accrued income receivable, other assets and other real estate                                      971               (1,424)
     Accrued expenses and other liabilities                                                            (101)                 116
                                                                                         ----------------------------------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                            1,369                 (855)
                                                                                         ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/principal payments on
     available for sale securities                                                                    5,743                1,500
  Proceeds from maturities/principal payments on
     held to maturity securities                                                                      6,672                5,327
  Proceeds from maturity of time deposit                                                                  -                3,300
  Purchases of available for sale securities                                                        (17,356)              (2,688)
  Purchases of held to maturity securities                                                                -               (2,600)
  Net (increase) decrease in loans                                                                    4,714               (1,594)
  Purchases of bank premises and equipment                                                              (85)                (362)
                                                                                         ----------------------------------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                             (312)               2,883
                                                                                         ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                                (3,636)                (488)
  Net increase in federal funds purchased and
    other short-term borrowings                                                                        (451)                 207
  Proceeds from issuance of common stock                                                                  -                  534
                                                                                         ----------------------------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                           (4,087)                 253
                                                                                         ----------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (3,030)               2,281
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      5,297                3,079
                                                                                         ----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $       2,267       $        5,360
                                                                                         ========================================


INTEREST PAID                                                                                 $       2,877       $        3,007
                                                                                         ========================================

                                 GrandBanc, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1998


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

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Note 3 - Recently Adopted Accounting Standards
In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a separate financial statement or as a component of the statement of operations or the statement of shareholders' equity and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the statement of financial condition. The Corporation adopted SFAS No. 130 on January 1, 1998, as required.

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4.  Securities
(in thousands)

                                                                                       September 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gross               Gross
                                                                    Amortized         Unrealized         Unrealized       Fair
                                                                      Cost              Gains              Losses         Value
                                                             -----------------------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations                       $        7,610          $      45         $         -     $   7,655
Mortgage-Backed Securities                                               7,020                 22                  (9)        7,033
Other Securities                                                           399                 58                   -           457
                                                             -----------------------------------------------------------------------

Total                                                           $       15,029          $     125         $        (9)   $   15,145
                                                             -----------------------------------------------------------------------

Securities Held-to-Maturity
U.S. Government Agencies and Corporations                       $        2,450          $      20         $        (8)    $   2,462
Mortgage-Backed Securities                                               1,848                 41                   -         1,889
                                                             -----------------------------------------------------------------------

Total                                                           $        4,298          $      61         $        (8)    $   4,351
                                                             -----------------------------------------------------------------------

                                                                                        December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Gross               Gross
                                                                    Amortized         Unrealized         Unrealized       Fair
                                                                      Cost              Gains              Losses         Value
                                                             -----------------------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations                       $        3,005          $       7         $        (8)    $   3,004
Mortgage-Backed Securities                                                   -                  -                   -             -
Other Securities                                                           391                  -                   -           391
                                                             -----------------------------------------------------------------------

Total                                                           $        3,396          $       7         $        (8)    $   3,395
                                                             -----------------------------------------------------------------------

Securities Held-to-Maturity
U.S. Government Agencies and Corporations                       $        8,642          $      27         $       (14)    $   8,655
Mortgage-Backed Securities                                               2,328                 50                   -         2,378
                                                             -----------------------------------------------------------------------

Total                                                           $       10,970          $      77         $       (14)    $  11,033
                                                             -----------------------------------------------------------------------

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Loans
(in thousands)

                                                             September 30,         December 31,
For The Periods Ended                                           1998                  1997
------------------------------------------------------------------------------------------------

Commercial                                                   $      20,537         $     21,684
Real Estate-Construction                                               658                  434
Real Estate-Mortgage                                                43,969               47,149
Consumer                                                             3,941                4,501
Credit Card Receivable                                               3,149                3,810
                                                             -----------------------------------

  Gross loans                                                       72,254               77,578
                                                             -----------------------------------

Less: Deferred loan fees and
         unearned discount                                            (168)                (132)
                                                             -----------------------------------

Loans, net of unearned discount and
   deferred loan fees                                               72,086               77,446
                                                             -----------------------------------

Allowance for loan losses                                           (1,056)              (1,702)
                                                             -----------------------------------

Loans, net                                                   $      71,030         $     75,744
                                                             ===================================

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6.  Allowance for Loan Losses
(in thousands)

                                                          Three Months                                    Nine Months
                                                    Ended September 30, 1998                        Ended September 30, 1998
                                            ------------------------------------------     --------------------------------------
For the Periods Ended                              1998                  1997                      1998                  1997
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                  $      1,204       $        824                $       1,702       $      1,016

Provision charged to expense                              --                 22                           10                 30

Charge-offs:
  Commercial and other                                     2                 57                          156                277
  Consumer                                               175                  9                          288                 27
  Real Estate                                            336                 23                          621                 23
                                            -------------------------------------------------------------------------------------

    Total Charge-offs                                    513                 89                        1,065                327

Recoveries:
  Commercial and other                                   288                  3                          331                 33
  Consumer                                                --                  1                            1                  9
  Real Estate                                             77                 --                           77                 --
                                            -------------------------------------------------------------------------------------

    Total Recoveries                                     365                  4                          409                 42

Net Charge-Offs (Recoveries)                             148                 85                          656                285
                                            -------------------------------------------------------------------------------------

Balance at end of period                        $      1,056       $        761                $       1,056       $        761
                                            =====================================================================================

Average Total Loans (1)                         $     72,449       $     74,662                $      74,263       $     74,564

Total Loans at Period End (1)                   $     72,086       $     74,991                $      72,086       $     74,991

Ratio of net charge-offs (recoveries)
  to average total loans                                0.20%              0.11%                        0.88%              0.38%

Ratio of allowance for
  loan losses to total
  loans at period end                                   1.46%              1.01%                        1.46%              1.01%

(1) Total Loans are reported net of unearned income.

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Earnings Per Share
(in thousands, except per share data)

                                                                         Three Months                         Nine Months
                                                                   Ended September 30, 1998             Ended September 30, 1998
                                                             -----------------------------------------------------------------------
                                                                    1998              1997               1998              1997
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:

Net income                                                     $              36  $           (72)  $           150  $           138

Stock and stock equivalents (average shares):
   Common shares outstanding                                               4,050            4,014             4,049            4,013
   Stock options                                                              --               --                --               --
                                                               ---------------------------------------------------------------------

Total stock and stock equivalents                                          4,050            4,014             4,049            4,013
                                                               ---------------------------------------------------------------------

Basic net income per common share                              $            0.01  $         (0.02) $           0.04  $          0.03
                                                               =====================================================================


Diluted earnings per share:

Net income                                                     $              36  $           (72) $            150  $           138

Stock and stock equivalents (average shares):
   Common shares outstanding                                               4,050            4,014             4,049            4,013
   Stock options                                                             161              121               161              120
                                                               ---------------------------------------------------------------------

Total stock and stock equivalents                                          4,211            4,135             4,210            4,133
                                                               ---------------------------------------------------------------------

Diluted net income per common share                            $            0.01  $         (0.02) $           0.04  $          0.03
                                                               =====================================================================

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

Financial Condition

The Corporation's total assets at September 30, 1998 of $100.0 million reflected a decrease of $3.9 million or 3.8 % from December 31, 1997.

The Corporation's Shareholders' Equity of $7.8 million at September 30, 1998, reflected an increase of $330 thousand or 4.0 % from December 31, 1997. The increase is primarily attributable to earnings from operations of $150 thousand and an increase in unrealized holding gains (net of tax effect) on investment securities of $180 thousand.

Total loans of the Bank at September 30, 1998 of $72.1 million reflected a decrease of $5.3 million from December 31, 1997. The decrease is primarily due to prepayments and maturities of loans. In the fourth quarter of 1998 and in the first quarter of 1999, management will direct business development and lending activities toward the consumer and small business markets in the region in order to develop new loan relationships and further expand the Bank's existing customer relationships.

Total deposits of the Bank at September 30, 1998 of $85.1 million reflected a decrease of $3.6 million or 4.1% from December 1997. During the nine-month period ended September 30, 1998, non-interest bearing deposits decreased $1.1 million or 10.1% while interest bearing deposits decreased $2.6 million or 3.3%. At September 30, 1998, non-interest bearing deposits totaled approximately 10.4 % of total deposits. The decrease in overall deposits was attributed primarily to the overall decrease in loan demand.

The Company's loan to deposit ratio was 84.7% at September 30, 1998, compared to
87.3 % at December 31, 1997.

Investment Activity. The Corporation invests in various types of liquid assets,
-------------------
including United States Treasury obligations, securities of federal government agencies and government sponsored entities, certain certificates of deposit, federal funds and other qualifying liquid investments. During the nine-month period ended September 30, 1998, securities totaling $12.4 million matured or were called and securities totaling $17.4 million were acquired.

Allowance for Loan Losses. The allowance for loan losses at September 30, 1998
-------------------------
was $1.056 million or 1.46% of total loans outstanding, compared to $1.702 million or 2.2% of total loans outstanding at December 31, 1997. Net charge-offs during the nine-month period ended September 30, 1998 totaled $148 thousand compared to $656 thousand during the same period ended September 30, 1997, an improvement of $508 thousand.

At September 30, 1998, the allowance for loan losses was 126% of non-performing loans compared to 61% at December 31, 1997. In management's opinion the allowance for loan losses as of September 30, 1998 was more than adequate to cover potential losses that can be anticipated at this time based on current risks and knowledge of the portfolio.

Credit Quality. The Bank's non-performing assets as of September 30, 1998
--------------
totaling $1.4 million consist of non-accrual loans and foreclosed real estate. The percentage of non-performing assets to total assets decreased to 1.36 % at September 30, 1998 from 4.05 % at December 31, 1997.

Non-performing loans totaled $836 thousand at September 30, 1998 compared to $2.8 million at December 31, 1997. Non-performing loans at September 30, 1998 consist of non-accrual loans totaling $836 thousand.

At September 30, 1998, foreclosed real estate was $521 thousand compared to $1.4 million at December 31, 1997. The decrease of $914 thousand is primarily the result of sales of foreclosed property during the nine months ended September 30, 1998. Generally, the Bank evaluates the fair value of each property owned at least annually. These evaluations may be appraisals or other market studies. In management's opinion, the carrying values as of September 30, 1998 for foreclosed real estate assets approximated their fair value.

Loans past due 90 days or more and still accruing interest totaled $366 thousand at September 30, 1998. This amount consists of real estate, commercial and credit card balances. (See Table #1 for more details)

Credit Quality
(Dollars in thousands)
Table 1

                                                                        September 30,               December 31,
                                                                             1998                       1997
                                                                   -------------------------------------------------
Nonaccrual Loans                                                                       $836                  $2,772
Restructured Loans                                                                        0                       0
                                                                   -------------------------------------------------

  Total Nonperforming Loans                                                             836                   2,772
Other Real Estate                                                                       521                   1,435
                                                                   -------------------------------------------------

  Total Nonperforming Assets                                                          1,357                   4,207


Loans past due 90 days or
  more and accruing interest                                                            366                      13
                                                                   -------------------------------------------------

  Total Nonperforming Assets and
    Loans past due 90 days or more                                                   $1,723                  $4,220
                                                                   =================================================


Total Loans at Period End (1)                                                       $72,086                 $77,446
Allowance for Loan Losses                                                             1,056                   1,702
Total Assets                                                                        100,013                 103,871



Asset Quality Ratios:

Allowance for Loan Losses to
   Period end Loans                                                                   1.46%                   2.20%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                                                       1.26X                   0.61X

Total Nonperforming Loans
  to Total Loans                                                                      1.16%                   3.58%

Total Nonperforming Assets to
  Total Assets                                                                        1.36%                   4.05%

Nonperforming Assets to Total
  Loans plus Other Real Estate                                                        1.87%                   5.33%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                                                               2.37%                   5.35%

(1) Total loans are reported net of unearned income.

Short-term debt. The Corporation's short-term debt of $1.9 million at September
----------------
30, 1998 reflects a decrease of $50 thousand compared to December 31, 1997 due to principal payments. Short-term borrowings of the Bank at September 30, 1998 increased to $4.6 million from $3.7 million at December 31, 1998. Current short-term borrowings represent securities sold under agreement to repurchase and fed funds borrowed. The repurchase agreement product was developed to meet the overnight investment needs of the Bank's commercial customers. Under the repurchase agreement program, available customer balances are invested overnight in an uninsured account in the Bank. Available balances are determined by the investable balances of the Bank's sweep account commercial customers.

Long-term debt. Long-term debt of the Corporation at September 30, 1998 of $200
---------------
thousand reflected a decrease of $1.3 million compared to December 31, 1997. During the nine-month period ended September 30, 1998, the Corporation retired $1.3 million of a $1.5 million note to an unaffiliated bank, by transferring the real property owned by the Corporation located in Alexandria, Virginia to its newly formed subsidiary, Facility Holdings, Inc.. GrandBank holds a note by Facility Holdings, Inc. and pays rent to Facility Holdings, Inc. for leased space in the building on the property. The same unaffiliated bank continues to hold a note from the Corporation in the amount of $200,000. Interest is payable monthly to GrandBank and the unaffiliated bank.
Principal is due to both banks October 1, 1999.

Liquidity. The Bank's liquidity position, those assets invested in cash, federal
----------
funds, and obligations of the U.S. Government, its agencies and sponsored entities classified as available for sale, totaling $17.4 million, reflected an increase of $8.7 million or 100% from December 31, 1997. The increase consists primarily of an increase of investment securities available for sale of $11.8 million. Fed funds sold decreased by $2.8 million. The increase in investment in available for sale securities is primarily due to prepayments and maturities of loans and a shift from fed funds to higher-yield assets. Funds available through the Bank's sources of short-term borrowing, asset maturities, and available-for-sale securities are considered adequate to meet current needs. However, the Bank continues to evaluate the asset and liability mix to ensure that adequate liquidity and financial stability is maintained.

Stockholders' Equity. Stockholders' equity of $7.8 million at September 30, 1998
---------------------
increased $330 thousand from December 31, 1997. The increase results primarily from earnings of $150 thousand for the period and an increase in unrealized holding gains (net of tax effect) on investment securities of $180 thousand in the nine-month period ended September 30, 1998, compared to December 31, 1997.

Capital Adequacy and Regulatory Requirements. At September 30, 1998, the Bank's
---------------------------------------------
ratio of Tier I capital to total average assets equaled 7.6%, which exceeded the minimum leverage capital ratio of 4.0% by 3.6%. The Bank's Tier I capital to risk weighted assets ratio was 9.6% which exceeded the minimum required ratio of 4.0% by 5.6%. The Bank's total capital to risk-weighted assets ratio at September 30, 1998 was 10.9 % which exceeded the minimum required ratio of 8% by 2.9%.

Year 2000 Issue. Many computer programs now in use have not been designed to
----------------
properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. The year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips, and may have significant adverse effects on banking customers, bank regulators, and the general economy.

In 1997, the management of the Company created a task force and established a Y2K Plan to prevent or mitigate adverse effects of the Y2K issue on the Company and its customers. Goals of the Y2K Plan include identifying risks, testing data processing and other systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment failures, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Company's Board of Directors reviews progress under the plan on a monthly basis.

Management designed the Y2K Plan to comply with the requirements for Y2K efforts established by the Federal Deposit Insurance Corporation, the primary federal regulator of the Bank.

The Company has met its Y2K goals to date and believes that it will continue to meet the goals of the Y2K Plan. By September 30, 1998, the Company had performed risk assessments, had assessed the Y2K preparedness of suppliers of data processing services to the Company, had implemented its customer awareness program, had developed its Y2K contingency Plan, and had tested and implemented necessary changes in hardware and software. Elements of the Y2K Plan, such as risk assessments, customer communications, and the continuing testing and evaluation of systems and equipment, are processes that will continue into the year 2000. The Y2K contingency plan calls for the company to manually process bank transactions and to use other data processing methods, in the event that Y2K efforts of the Company and its data services providers are not successful.

The Company's primary supplier of data processing services also has adopted a Y2K plan and time table to make changes necessary for it to provide services in the year 2000, and has provided written assurances to the Company of its progress. The supplier and the Company have successfully tested the software changes that have been made to date. The Company is also monitoring the progress of its other suppliers of data processing services.

Management believes that the cost of resolving Y2K issues related to the Company's computer programs and those used by its suppliers of significant data processing services will not be material to the Company's business, operations, liquidity, capital resources, or financial condition, based on the information developed to date and communications from data processing suppliers. The Company is funding its Y2K expenditures through continuing operations.

Although the Company has completed an assessment of the Y2K effects on its current commercial lending and other customers, the actual effects on individual, corporate and governmental customers of the Company and on governmental authorities that regulate the Company and its subsidiaries, and any resulting consequences to the Company, can not be determined with any assurance. The Company's belief that it and its primary suppliers of data processing services will achieve Y2K compliance are based on a number of assumptions and on statements made by third parties, and are subject to uncertainty. The Company also is not able to predict the effects, if any, on the Company, financial markets or society in general of the public's reaction to Y2K. Because of this uncertainty and reliance upon assumptions and statements of third parties, the Company can not be assured that the results of its Y2K Plan will be achieved. However, management believes that the Company will be able to accomplish its Y2K goals.

Results of Operations

For the quarter ended September 30, 1998, the corporation had net income of $36 thousand, compared to a loss of $72 thousand for the quarter ended September 30, 1997. For the nine-month period ended September 30, 1998, the Corporation had net income of $150 thousand, compared to $138 thousand for the nine-month period ended September 30, 1997, representing an increase of $12 thousand. The increase is primarily attributable to improvements in salary costs and a control in the growth of other operating expenses.

Earnings per share were $.04 for the nine months ended September 30, 1998, compared to $.03 for the period ended September 30, 1997.

Net Interest Income. Net interest income is the difference between interest
-------------------
income on earning assets and interest expense on interest bearing deposits and borrowings. Net interest income for the nine-month period ended September 30, 1998 of $3.129 million reflected an increase of $83 thousand or 2.7%, compared to the nine-month period ended September 30, 1997. Interest income for the nine-month period ended September 30, 1998 was $6.129 million, representing a decrease of $16 thousand or 0.3% from the nine-month period ended September 30, 1997. Interest expense of $3 million for the period ended September 30, 1998 reflected a decrease of $99 thousand or 3.2%.

The average yield on interest earning assets for the nine-month period ended September 30, 1998, was 8.81%, compared to 8.69% for the nine-month period ended September 30, 1997. The average cost of funds for the nine-month period ended September 30, 1998, was 4.16%, compared to 4.17% for the same period in 1997. Additionally, the net interest margin was 4.82 % for the period ended September 30, 1998, compared to 4.59% for the corresponding period in 1997.

Provision for Loan Losses. There was a provision for loan losses in the amount
-------------------------
of $10 thousand during the nine-month period ended September 30, 1998.

Noninterest Income. Non-interest income for the nine-month period ended
------------------
September 30, 1998, was $462 thousand, compared to $413 thousand for the nine-month period ended September 30, 1997, representing an increase of $49 thousand or 11.9%.

Noninterest Expense. Non-interest expense for the nine-month period ended
-------------------
September 30, 1998 of $3.4 million reflected an increase of $61 thousand or 1.9%, compared to the nine-month period ended September 30, 1997. Salaries and benefits decreased by $179 thousand or 11.8%. Occupancy and equipment increased by $36 thousand or 5.0%. Other operating expenses increased by $204 thousand or 19.3% compared to the same period in 1997. This increase was attributable primarily to data processing systems enhancements which were implemented during the second quarter of 1997 in order to expand products and services offered by the Bank and to improve the efficiency of operations. Also, the implementation of the Bank's credit card program during the third quarter of 1997 have affected the increase in other operating costs.

Applicable Income Tax. The income tax expense of $79 thousand reflects the
---------------------
amount of the deferred tax asset realized during the nine-month period ended September 30, 1998.

                                 GrandBanc, Inc.
                                   Form 10-QSB
                     For the Period Ended September 30, 1998


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.   N/A

Item 2 - Changes in Securities.  N/A

Item 3 - Defaults Upon Senior Securities.  N/A

Item 4 - Submission of Matters to a Vote of Security Holders.  N/A

Item 5 - Other Information.  N/A

Item 6 - Exhibits and Reports on Form 8-K.

           A.     Exhibits

                  (11)     "Computation of Earnings per Common Share" is
                            presented as Note 7 on Page 9.

                  (27)     Financial Data Schedule:  Filed herewith.

           B.     Reports on Form 8-K

                  None

                                 GrandBanc, Inc.
                                   Form 10-QSB
                     For the Period Ended September 30, 1998


                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GRANDBANC, INC.
                                             (Registrant)




Date: November 13, 1998                      /s/ Steven K. Colliatie
      -----------------                      -----------------------------------
                                             Steven K. Colliatie
                                             President and Chief Executive
                                             Officer




Date: November 13, 1998                      /s/  Domingo Rodriguez
      -----------------                      -----------------------------------
                                             Domingo Rodriguez
                                             Executive Vice President and
                                             Chief Financial Officer