Form 10KSB40
period 1998-12-31
GRANDBANC INC
filed 1999-04-08
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-KSB


          Annual Report under Section 13 of the Exchange Act of 1934 for the fiscal year ended December 31, 1998



                        Commission File Number 0-16187



                                GRANDBANC, INC.
                                ---------------
             (Exact name of small business issuer in its charter)


       Maryland                                  52-1332050
--------------------------                   ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)


        1800 Rockville Pike, P.O. Box 2022, Rockville, Maryland  20852
        --------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


Issuer's telephone number, including area code:          (301) 770-1300
                                                         --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:        None
                                                                           -----

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

State issuer's revenues for its most recent fiscal year.  $8,847,134

The aggregate market value of the voting stock held by non-affiliates as of March 20, 1999 was $4,076,276. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

The number of shares of common stock outstanding as of March 20, 1999:
4,049,590


                     DOCUMENTS INCORPORATED BY REFERENCE:


  The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

  1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998. (Parts I and II)
  2. Portions of the Proxy Statement for 1998 Annual Meeting of Stockholders. (Part III)
Transitional Small Business Disclosure Format (check one):  YES        NO   X
                                                                -----     -----

                          FORWARD-LOOKING STATEMENTS


Part I and Part II of this Annual Report on Form 10-KSB include statements of management's goals and expectations that are based on assumptions about the future, including future economic conditions, interest rates, and the financial condition of the Bank's borrowers, and statements by suppliers of data processing equipment and services, government agencies, and other their parties as to Year 2000 compliance and compliance costs. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.


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

  The Bank established its Alexandria, Virginia office in connection with the acquisition of a portfolio of loans, certain other assets, and certain deposits, from First Commonwealth Financial Corp. and its subsidiary, First Commonwealth Federal Savings Bank FSB ("FSB"). This transaction, which was completed on September 20, 1996, and a related private offering of common stock, substantially increased the assets, liabilities and capital of the Corporation and the Bank, and significantly altered their operations, as indicated in the comparison provided elsewhere in this report.

  The Bank offers a full range of commercial and retail banking services, including commercial and consumer loan and deposit products suited to businesses and professional and consumer customers. Commercial products include working capital loans, letters of credit, lines of credit, and real estate loans, along with deposit products to support the business needs of the customer. Consumer products include home equity loans, automobile and other personal loans, overdraft protection through "ChekGuard", home improvement loans, mortgage loans and deposit products including checking, savings, certificates of deposit, and individual retirement accounts. The Bank operates three Automated Teller Machines. The Bank is a member of the Internet shared automated teller system, the HONOR system and the PLUS system, providing 24 hour access to funds.

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

                A.     Loans Outstanding by Type at December 31
                                (in thousands)


                                         % of             % of              % of
                                 1998  Portfolio 1997   Portfolio  1996   Portfolio
------------------------------------------------------------------------------------
Real Estate - Mortgage......   $37,659     61%   $47,017   61%   $54,164     74%

Real Estate - Construction..       210      1        434    1      1,709      2

Commercial..................    17,477     28     21,684   28     15,804     21

Consumer....................     5,954     10      8,311   10      2,047      3
                               -------    ---    -------  ---    -------    ---

     Total..................   $61,300    100%   $77,446  100%   $73,724    100%
                               =======    ===    =======  ===    =======    ===


          B.  Maturities and Sensitivity to Changes in Interest Rates
                                (in thousands)



                                 Due In One         Due After        Due After
At December 31, 1997            Year or Less      One-Five Years    Five Years
------------------------------------------------------------------------------
Real Estate - Mortgage             $19,767             $13,412        $4,480
Real Estate - Construction              85                 125            --
Commercial                          13,030               3,364         1,083
Consumer                             3,997               1,793           164
                                   -------             -------        ------
     Total loans maturities        $36,879             $18,694        $5,727
                                   =======             =======        ======

                                                                      Variable
Loans with Maturities of One Year or Greater        Fixed Rate          Rate
                                                    ----------       ---------
Real Estate - Mortgage                                 $14,570        $5,539
Real Estate - Construction                                 125            --
Commercial                                               3,446            --
Consumer                                                   741            --
                                                       -------        ------
     Total Loans                                       $18,882        $5,539
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

Consumer Loans

  The Bank makes consumer (installment) loans to individuals for a variety of personal and household purposes. Such loans generally are at fixed rates for terms of up to five years. In December, 1996, the Company and the Bank entered into an agreement that calls for the Bank to develop a credit card lending program for participants in certain health care plans. Lending began under this program during 1997. Credit card receivables amounted to $3,064,911 and $3,809,572 at December 31, 1998 and December 31, 1997, respectively.


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

  Classified Assets.  The Bank reviews the loan portfolio on an ongoing basis to
  -----------------
detect and identify loans that show a deterioration in the borrower's financial condition or collateral values. Each loan is rated through a criteria and classification system based on the quality of the loan. There are eight ratings that can be assigned to a loan. These ratings are reviewed on an annual basis. These ratings are intended to be identical to the ratings used by the Bank's regulatory agencies. Of the eight ratings, the first four are generally referred to as "pass" loans, the fifth as "special mention" loans and the sixth, seventh, and eighth as "substandard," "doubtful," and "loss." When the Bank classifies loans as either "substandard" or "doubtful," it is required to establish a specific allowance for loss in an amount deemed prudent by management. When the Bank classifies a loan as "loss" it is required to establish a specific allowance equal to 100% of the amount or to charge-off the amount against the allowance for credit losses. In addition to these specific allowances, the Bank maintains a general allocation which represents loss allowances which have been established to recognize the inherent risk associated with lending activities but have not been allocated to particular loans. The Bank's determination as to the classification of its assets and the amount of its allowance for credit losses is subject to review by the FDIC and the Commissioner which can require the establishment of additional general or specific loss allowances.

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


                  C. Non-Performing Assets and Past Due Loans
                                (In thousands)


                                   1997        1997        1996
                                ----------  ----------  -----------
Non-Performing Assets:
  Loans accounted for on a
   non-accrual basis...........    $  535      $2,772       $  742
  Restructured loans...........        --          --          361
                                   ------      ------       ------
    Total  non-performing loans       535       2,272        1,103
  Other real estate owned net
   of allowance................       374       1,435          975
  Other non-performing
   assets......................         0          13          184
                                   ------      ------       ------
  Total non-performing
    assets.....................    $  909      $4,220       $2,262
                                   ======      ======       ======
  Total non-performing
   assets to total assets......      0.83%       4.06%        2.24%
    Total non-performing
     loans to total loans......      0.87%       3.58%        1.50%


Past Due Loans:
 Loans contractually past
   due 90 days or more as
   to interest or principal
   payments, still accruing....    $  127      $   13       $  184
 Loans contractually past
   due 30 days or more
   through 90 days as to
   interest or principal
   payments, still accruing....     1,113         350        1,641
                                   ------      ------       ------
     Total Past Due Loans......    $1,240      $  363       $1,825
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


                      SUMMARY OF LOAN LOSS EXPERIENCE AND
                          ALLOWANCE FOR CREDIT LOSSES
                            (Dollars in thousands)


                                                                      1998       1997         1996
                                                                     -----------------------------

Balance January 1                                                    $ 1,702    $ 1,016    $   748
                                                                     -------    -------    -------
Provision (recovery) charged to operating expense                         10      1,209        (35)
                                                                     -------    -------    -------

Recoveries:
  Commercial                                                             430         53         51
  Real Estate - Construction                                              --         --        172
  Real Estate - Mortgage                                                  78         --         --
  Consumer and other                                                       6         10          3
                                                                     -------    -------    -------

     Total recoveries                                                    514         63        226
                                                                     -------    -------    -------

Charge-offs:
  Commercial                                                             260        322        112
  Real Estate - Construction                                              --         --         --
  Real Estate - Mortgage                                                 621        234         --
  Consumer and other                                                     418         30         32
                                                                     -------    -------    -------
     Total charge-offs                                                 1,299        586        144


  Net (charge-offs) recoveries                                          (785)      (523)        82
  Allowance acquired                                                      --         --        221
                                                                      ------     ------     ------

Balance December 31                                                  $   927    $ 1,702    $ 1,016
                                                                     =======    =======    =======

Average amount of total loans outstanding, net                       $73,176    $74,822    $42,891
Total loans outstanding at December 31, gross                         61,300     77,446     73,724
Loan loss ratios:
  Net charge-offs (recoveries) to average loans outstanding, net        1.07%       .70%      (.19%)

Allowance for possible loan losses to total
  loans outstanding December 31                                         1.51%      2.20%      1.38%


Allocation of allowance for loan
losses among loan type and % of              % of                 % of                % of
loan type to total loan portfolio    1998  Portfolio    1996    Portfolio   1996    Portfolio
                                 ------------------------------------------------------------------
Commercial..................        $114     28%        $  560    28%       $  115      21%
Real Estate - Construction..           1      1              5     1           111       2
Real Estate - Mortgage......         450     61            745    61            25      74
Consumer....................         281     10             25    10            --       3
Unallocated.................          81    N/A            367   N/A           765     N/A
                                    ----                ------              ------

     Total..................   $927         $1,702        $1,016
                               ====         ======        ======

Investment Portfolio


  The Corporation's investment policy is implemented by the Investment Committee, which is comprised of selected Board members and management. Securities in the investment portfolio is classified into two categories, held to maturity ("HTM") and available for sale ("AFS"). The available for sale ("AFS") investment portfolio is managed from an interest income and total return perspective. As such, securities will at times be sold out of the AFS portfolio when management deems that a greater return can be earned in another type of security (including cash) or that the interest rate risk in the balance sheet is not appropriate for the prevailing micro and macro-economic climate. The AFS portfolio is marked-to-market on a monthly basis. Changes in the fair value of the AFS portfolio are excluded from earnings and reported as a separate
component of equity, net of income taxes.   The investment portfolio is
primarily comprised of three basis types of securities: U.S. Treasury and U.S. Government agencies, mortgage-backed obligations ("MBSs"), and collateralized mortgage obligations ("CMOs"). The investments are chosen primarily to provide and maintain adequate liquidity and to generate a positive return on investments without undue interest or credit risk. The Corporation utilizes the Federal Funds market to invest available short term funding. At December 31, 1998, the Corporation's investments portfolio totaled $34,080,428. Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in Item 7 hereof for the carrying and fair values of the investment securities portfolio. The investment portfolio is accounted for in accordance with FAS 115 which was implemented as of December 31, 1994. Refer to Management's Discussion and Analysis in Item 6 hereof for a discussion of certain investments.

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

  The average balance of deposits and average interest paid during the years 1998, 1997, and 1996 can be found in the Three Year Average Consolidated Balance Sheet contained in Item 6 hereof.


    A.  Certificate of Deposit of over $100,000 by Maturity at December 31,
                                (in thousands)

                                         1998        1997     1996
                                        --------------------------

Three months or less..................  $ 4,960   $ 5,591   $2,881
Over three months through six months..    3,404     5,110    2,426
Over six months through one year......    4,749     1,760    1,972
Over one year.........................    4,138     2,808    1,821
                                        -------   -------   ------
     Total............................  $17,251   $15,269   $9,100
                                        =======   =======   ======

Borrowings

  The average amounts of borrowings outstanding during 1998, 1997 and 1996 and the approximate weighted average interest rate thereon is contained in the Three-Year Average Consolidated Balance Sheet in Item 6 hereof.

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

  Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily interest checking and regular checking accounts). The Federal Reserve Board regulations generally require that, for 1998, reserves of 3% must be maintained against aggregate transaction accounts of $46.5 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% and was reduced to 10% effective April 1, 1992) against that portion of total transaction accounts in excess of $46.5 million. Since the amount of the Bank's transaction accounts are below the $54.0 million, the Bank is currently subject to the 3% reserve requirement for maintaining reserves. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

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

New Law

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

Capital Maintenance

  The FDIC has issued regulations that require banks with deposits insured by the Bank Insurance Fund ("BIF"), such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total average assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and purchased credit card relationships). At December 31, 1998, the capital ratios of core capital to total average assets of GrandBank, the Corporation's banking subsidiary, equaled 7.56% which exceeded the minimum leverage requirement.

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

  At December 31, 1998, the Bank's total capital to risk-weighted assets was 12.02% and the Bank's core capital to risk-weighted assets was 10.73%, both exceeding the FDIC risk-based capital requirement.

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

Year 2000

Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. The year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips, and may have significant adverse effects on banking customers, bank regulators, and the general economy.

The Corporation initiated the process of preparing its computer systems and applications for the Year 2000 in 1997. The process involves modifying or replacing certain hardware and software maintained by the Corporation as well as communicating with external service providers to ensure that they are taking the
appropriate action to remedy their Y2K issues.   Specific goals of the Y2K Plan
include identifying risks, testing data processing and other systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment failure, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Company's Board of Directors reviews progress under the plan on a monthly basis.

Management designed the Y2K Plan to comply with the requirements for Y2K efforts established by the Federal Deposit Insurance Corporation, the primary federal regulator of the Bank.

As of December 31, 1998, the Corporation had met its Y2K goals and will continue to meet the goals of the overall Y2K Plan. By December 31, 1998, the Corporation had performed risk assessments, had assessed the Y2K preparedness of suppliers of data processing services to the Corporation, had implemented its customer awareness program, had developed its Y2K contingency Plan, and had tested and implemented necessary changes in hardware and software. Elements of the Y2K Plan, such as risk assessments, customer communications, and the continuing testing and evaluation of systems and equipment, are processes that
will continue into the year 2000.   The Y2K contingency plan calls for the
company to manually process bank transactions and to use other data processing methods, in the event that Y2K efforts of the Corporation and its data services providers are not successful.

The Corporation's primary supplier of data processing services also has adopted a Y2K plan and time table to make changes necessary for it to provide services in the year 2000, and has provided written assurances to the Corporation of its progress. The suppliers and the Corporation have successfully tested the software changes that have been made to date. The Corporation is also monitoring the progress of its other suppliers of data processing services.

Purchases of hardware and software have been and, if applicable, will continue to be capitalized in accordance with normal policy. Internal personnel and all other costs related to the project are being expensed and will continue to be expensed as incurred. Because of the high level of dependency on outside data service providers, the cost of resolving Y2K issues has not been significant to the Corporation. Management believes that any additional cost related to Y2K issues both internal and external will not be material to the Corporation's business, operations, liquidity, capital resources, or financial condition, based on the information developed to date and communications from data processing suppliers. The Corporation is funding its Y2K expenditures through continuing operations as part of the overall data processing budget. The 1999 budget for this category is $475,000.

Item 2. DESCRIPTION OF PROPERTY

        The main office of the Corporation and the Bank is located at Twinbrook Square, 1800 Rockville Pike, Rockville, Maryland. The premises are leased under an agreement which expires in 1999. The Bank leases three branches; the Germantown location is operating under a lease which expires in 2005, the Bethesda locations operate under leases which expire in 2002 and 2006. The Company also owns a 6,000 square foot office building in Alexandria, Virginia which it leases to the Bank. The Bank considers these properties suitable and adequate for current operations. During 1998, the Bank incurred rental expenses for properties totaling $563,128 Refer to Note 5 -- "Bank Premises and Equipment" on pages 18 and 19 of the Annual Report, which is hereby incorporated by reference.

Item 3. LEGAL PROCEEDINGS

        Note 14 -- "Litigation" on page 24 of the Annual Report is hereby incorporated by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Corporation's security holders during the quarter ended December 31, 1998, through solicitation of proxies or otherwise.


                                    PART II



Item 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        The section entitled "Market for the Common Equity and Related Stockholder Matters" on page 6 of the Annual Report is hereby incorporated by reference. For information regarding regulatory restrictions on the Bank's, and, therefore, the Corporation's payment of dividends, see Note 13 -- "Regulatory Matters" on pages 23 and 24 of the Annual Report, which hereby is incorporated by reference.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The section entitled "Selected Financial Data" on page i of the Annual Report and the section entitled "Management's Discussion and Analysis" on pages 2 through 7 in the Annual Report are hereby incorporated by reference.

Item 7. FINANCIAL STATEMENTS

        The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report on pages 8 through 28 in the Annual Report, which are listed under Item 13 herein, are incorporated herein by reference. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided herein.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                   PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

        The information relating to the Directors and Executive Officers of the Corporation on pages 3 and 4 of the Corporation's definitive proxy statement for the Corporation's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is hereby incorporated by reference.

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


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following financial statements of the Corporation included in the Annual Report to stockholders for the year end December 31, 1998 are incorporated by reference in Item 7 of this Report. The remaining information appearing in the Annual Report to stockholders is not deemed to be filed as part of this Report except as expressly provided herein. The following financial statements are filed as part of this Report:


                     Consolidated Balance Sheets at December 31, 1998 and 1997

                     Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

                     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

                     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

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

                                       GRANDBANC, INC.


                                       /s/ Steven K. Colliatie
                                       -------------------------------------
                                       Steven K. Colliatie
                                       President and Chief Executive
Date: April 8, 1999                    Officer

     In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


April 8, 1999

/s/ Steven K. Colliatie
--------------------------------
Steven K. Colliatie
President, Chief Executive Officer and Director


/s/ Domingo Rodriguez
--------------------------------
Domingo Rodriguez
Chief Financial Officer and Secretary


     A majority of the directors of the Corporation executed a power of attorney appointing Steven K. Colliatie as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1998. This report has been signed below by such attorney-in-fact as of April 8, 1999.


                                        By: /s/ Steven K. Colliatie
                                            --------------------------------
                                            Steven K. Colliatie
                                            Attorney-in-Fact for Majority of the
                                            Directors of the Corporation

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
             Directors                                                  *

**   10.3    Employment Agreement Dated as of February 27,     Exhibit 10
             1996, by and between GrandBanc, Inc.,             to Report on
             GrandBank, and Steven K. Colliatie                Form 10-QSB
                                                               the Quarter
                                                               Ended June
                                                               30, 1996
                                                               (File No.
                                                               0-16187)
     13      Annual Report to Stockholders

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