Form 10QSB
period 1999-03-31
GRANDBANC INC
filed 1999-05-12
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1999
                                           --------------
                       Commission File Number: 0-16187
                                               ----------


                                GRANDBANC, INC.
      -------------------------------------------------------------------
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


                                (301) 770-1300
                          ---------------------------
               (Issuer's telephone number, including area code)

  Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES     X         NO ___________
               ----------

  At April 30, 1999, there were 4,049,665 shares of Common Stock, par value $.10 per share outstanding.

  Transitional Small Business Disclosure Format

          YES __________    NO      X
                               ------------

                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION                                 PAGE
------------------------------                                 ----
  ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

          Consolidated Balance Sheets.......................     1
          Consolidated Statements of Income.................     2
          Consolidated Statements of Shareholders' Equity...     3
          Consolidated Statements of Changes in Cash Flows..     4
          Notes to Consolidated Financial Statements........  5-10

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS.............    11

PART II - OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K...................    23

      6(a)     The following exhibits required to be filed herewith:

          (11) "Computation of Earnings per Common Share" is presented as Note 7 on page 10

          (27) Financial Data Schedule

     6(b).     Reports on Form 8-K

SIGNATURES                                                      24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRANDBANC, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

                                                                 MARCH, 31                   DECEMBER 31,
                                                                   1999                          1998
---------------------------------------------------------------------------------------------------------
                    ASSETS
Cash and Due from                                           $     2,344                      $      3,225
Federal funds sold                                                2,979                             5,132
                                                           ----------------------------------------------
     Total cash and cash equivalents                              5,323                             8,357

Securities available-for-sale                                    45,855                            34,080
Securities held-to-maturity                                           -                                 -

Loans, net of unearned discount and loan fees                    57,983                            61,300
Less: Allowance for  loan losses                                   (915)                             (927)
                                                           ----------------------------------------------
Loans, net                                                       57,068                            60,373

Bank premises and equipment, net                                  4,019                             1,825
Accrued income receivable                                           777                               669
Prepaid expenses and other assets                                   789                               892
Deferred income taxes                                             2,144                             1,924
Intangible assets                                                 1,139                             1,179
Other real estate owned                                             374                               374
                                                           ----------------------------------------------
     TOTAL ASSETS                                           $   117,488                          $109,673
                                                           ==============================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                    $    10,664                      $     10,069
  Interest checking                                               9,745                             9,970
  Savings                                                        15,827                            14,547
  Time                                                           68,069                            62,139
                                                           ----------------------------------------------
Total Deposits                                                  104,305                            96,725

Securities sold under agreement to repurchase
          and other borrowed funds                                5,577                             4,764
Other liabilities                                                   268                               496
                                                           ----------------------------------------------
     TOTAL LIABILITIES                                          110,150                           101,985
                                                           ----------------------------------------------

SHAREHOLDERS' EQUITY
Common stock                                                        405                               405
Surplus                                                          10,963                            10,963
Retained earnings                                                (3,709)                           (3,648)
Accumulated comprehensive income:
  Unrealized holding loss on securities available-for-sale         (321)                              (32)
                                                           ----------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                   7,338                             7,688
                                                           ----------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   117,488                      $    109,673
                                                           ==============================================

BOOK VALUE PER SHARE                                        $      1.81                      $       1.90
                                                           ==============================================

ACTUAL SHARES OUTSTANDING                                         4,050                             4,050
                                                           ==============================================

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -----------------------------
                                                                                          1999          1998
                                                                                    -----------------------------
INTEREST INCOME:
  Interest and fees on loans                                                        $         1,504   $     1,810
  Interest on federal funds sold and repurchase agreement                                        49            69
  Interest on Securities                                                                        610           192
                                                                                    -----------------------------
     TOTAL INTEREST INCOME                                                                    2,163         2,071
                                                                                    -----------------------------

INTEREST EXPENSE:
  Interest on deposits                                                                        1,019           938
  Interest on securities sold under agreements to repurchase and other borrowed
   funds                                                                                         70            92
                                                                                    -----------------------------
     TOTAL INTEREST EXPENSE                                                                   1,089         1,030
                                                                                    -----------------------------

NET INTEREST INCOME                                                                           1,074         1,041

PROVISION  FOR LOAN LOSSES                                                                      122            10
                                                                                    -----------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                               952         1,031
                                                                                    -----------------------------

NONINTEREST INCOME:
  Service charges                                                                                85            79
  Other                                                                                          52            49
                                                                                    -----------------------------
     TOTAL NONINTEREST INCOME                                                                   137           128
                                                                                    -----------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                                                507           462
  Occupancy                                                                                     166           192
  Equipment                                                                                      73            60
  Other operating expenses                                                                      443           403
                                                                                    -----------------------------
     TOTAL NONINTEREST EXPENSES                                                               1,189         1,117
                                                                                    -----------------------------

INCOME BEFORE APPLICABLE INCOME TAXES                                                          (100)           42

INCOME TAXES                                                                                    (38)           18
                                                                                    -----------------------------
NET INCOME                                                                          $           (62)  $        24
                                                                                    -----------------------------

PER COMMON SHARE DATA
BASIC EARNINGS                                                                      $         (0.02)  $       0.01
DILUTED EARNINGS                                                                    $         (0.01)  $       0.01

AVERAGE COMMON SHARES
BASIC                                                                                         4,050          4,047
DILUTED                                                                                       4,211          4,169


See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

                                                      COMMON                                   ACCUMULATED
                                                       STOCK                                      OTHER
                                                      SHARES     COMMON            RETAINED   COMPREHENSIVE
                                                    OUTSTANDING  STOCK   SURPLUS   EARNINGS    INCOME, NET     TOTAL
                                                  -------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                              4,041    $404   $10,928   $(3,747)         $(100)    $7,485

  Net income for the three months
     ended March 31, 1998                                     -       -         -        24              -         24

  Common stock issuance                                       9       1        34         -              -         35

  Change in unrealized holding gain
       (loss) on securities available for sale                -       -         -         -             80         80
                                                  -------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                                 4,050    $405   $10,962   $(3,723)         $ (20)    $7,624
                                                  -------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                              4,050    $405   $10,963   $(3,648)         $ (32)    $7,688

  Net income for the trhee months
     ended March 31, 1999                                     -       -         -       (62)             -        (62)

  Common stock issuance                                       -       -         -         -              -          -

  Change in unrealized holding gain
       (loss) on securities available for sale                -       -         -         -           (289)      (289)
                                                  -------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                                 4,050    $405   $10,963   $(3,710)         $(321)    $7,337
                                                  -------------------------------------------------------------------

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      -------------------------------
                                                                           1999           1998
                                                                      -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $       (62)        $       24
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                               69                 60
    Net amortization of securities                                             33                 17
    Amortization of intangibles                                                36                 40
    Provision for loan losses                                                 122                 10
    Other real estate owned - writedowns                                        -                 10
    Net realized gain on sale of securities                                    (1)                 -
   (Benefit) provision for deferred income taxes                              (38)                18
Change in assets and liabilities:
      Accrued income receivable, other assets and other real estate          (185)              (238)
      Accrued expenses and other liabilities                                 (228)                63
                                                                      ------------------------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                   (254)                 4
                                                                      ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in federal funds sold                             2,153             (3,845)
  Proceeds from sales and maturities of
     available for sale securities                                          1,758                536
  Proceeds from sales and maturities of
     held to maturity securities                                                -              3,641
  Purchases of available for sale securities                              (14,031)            (3,065)
  Net decrease in loans                                                     3,163              3,563
  Purchase of loans                                                             -               (111)
  Purchases of bank premises and equipment                                 (2,263)                 -
  Proceeds from sale of foreclosed real estate and other assets                 -                376
                                                                      ------------------------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 (9,220)             1,095
                                                                      ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                  7,580              2,554
  Net increase (decrease) in federal funds purchased and
    other short-term borrowings                                             1,013             (2,029)
  Net decrease in long term debt                                                -             (1,300)
                                                                      ------------------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  8,593               (775)
                                                                      ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (881)               324
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            3,225              2,460
                                                                      ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     2,344         $    2,784
                                                                      ------------------------------

INTEREST PAID                                                         $     1,038         $      995
                                                                      ------------------------------

See notes to condensed consolidated financial statements.

                                GRANDBANC, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1999


NOTE 1 - ORGANIZATION

GrandBanc, Inc. (the "Corporation"), is a Maryland bank holding company. The Corporation's operations primarily consist of managing the operations of GrandBank, its wholly owned subsidiary. GrandBank (the "Bank") is a community oriented commercial bank. It provides a full range of banking services to small-to-medium sized businesses, professionals, and individuals in its primary market that encompasses the metropolitan Washington D.C. area including suburban Maryland and northern Virginia. The Bank, in addition to its headquarters in Rockville, has branch offices in Bethesda and Germantown, Maryland and Alexandria, Virginia. The Corporation's other wholly owned subsidiary, Facility Holdings, Inc., a Virginia corporation, was established in the first quarter of 1998 and owns the real property of the Corporation located in Alexandria,
Virginia.   The Corporation and Bank are subject to the regulations of certain
Federal and State agencies and undergo periodic examinations by those regulatory agencies.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4.  SECURITIES
(IN THOUSANDS)

                                                                       MARCH 31, 1999
----------------------------------------------------------------------------------------------------------------
                                                                         GROSS             GROSS
                                                     AMORTIZED        UNREALIZED        UNREALIZED       FAIR
                                                        COST             GAINS            LOSSES        VALUE
                                                ----------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE
U.S. Government Agencies and Corporations       $     24,523          $    6            $  (388)        $ 24,141
Mortgage-Backed Securities                            21,435              48               (247)          21,236
Other Securities                                         420              58                  -              478
                                                ----------------------------------------------------------------

TOTAL                                           $     46,378          $  112            $  (635)        $ 45,855
                                                ----------------------------------------------------------------

SECURITIES HELD-TO-MATURITY
U.S. Government Agencies and Corporations       $          -          $    -            $     -         $      -
Mortgage-Backed Securities                                 -               -                  -                -
                                                ----------------------------------------------------------------

TOTAL                                           $          -          $    -            $     -         $      -
                                                ----------------------------------------------------------------

                                                                        DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                                         GROSS             GROSS
                                                     AMORTIZED        UNREALIZED        UNREALIZED      FAIR
                                                        COST             GAINS            LOSSES        VALUE
                                                -------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE
U.S. Government Agencies and Corporations       $     17,601          $   28            $   (111)       $ 17,518
Mortgage-Backed Securities                            16,133              52                 (80)         16,105
Other Securities                                         399              58                   -             457
                                                ----------------------------------------------------------------

TOTAL                                           $     34,133          $  138              $ (191)       $ 34,080
                                                ----------------------------------------------------------------

SECURITIES HELD-TO-MATURITY
U.S. Government Agencies and Corporations       $          -          $    -              $    -        $      -
Mortgage-Backed Securities                                 -               -                   -               -
                                                ----------------------------------------------------------------

TOTAL                                           $          -          $    -              $    -        $      -
                                                ----------------------------------------------------------------

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5.  LOANS
(IN THOUSANDS)

                                              MARCH 31,        DECEMBER 31,
FOR THE PERIODS ENDED                            1999              1998
---------------------------------------------------------------------------
Commercial                                $       16,255    $        17,477
Real Estate-Construction                             211                211
Real Estate-Mortgage                              36,154             37,845
Consumer                                           2,608              2,890
Credit Card Receivable                             2,815              3,065
                                          ---------------------------------

  GROSS LOANS                                     58,043             61,488
                                          ---------------------------------

Less: Deferred loan fees and
         unearned discount                           (60)              (188)
                                          ---------------------------------

LOANS, NET OF UNEARNED DISCOUNT AND
   DEFERRED LOAN FEES                             57,983             61,300
                                          ---------------------------------

Allowance for loan losses                           (915)              (927)
                                          ---------------------------------

LOANS, NET                                $       57,068    $        60,373
                                          ---------------------------------


GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6.  ALLOWANCE FOR LOAN LOSSES
(IN THOUSANDS)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                      -----------------------
FOR THE PERIODS ENDED                                     1999       1998
-----------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                           $   927    $ 1,702

Provision charged to expense                                 122         10

Charge-offs:
  Commercial and other                                         -        105
  Consumer                                                   139          -
  Real Estate                                                  -        291
                                                      -----------------------

    Total Charge-offs                                        139        396

Recoveries:
  Commercial and other                                         -          7
  Consumer                                                     5          -
  Real Estate                                                  -          1
                                                      -----------------------

    Total Recoveries                                           5          8

Net Charge-Offs (Recoveries)                                 134        388
                                                      -----------------------
BALANCE AT END OF PERIOD                                 $   915    $ 1,324
                                                      -----------------------


AVERAGE TOTAL LOANS (1)                                  $59,598    $75,608

TOTAL LOANS AT PERIOD END (1)                            $57,983    $73,598

RATIO OF NET CHARGE-OFFS (RECOVERIES)
  TO AVERAGE TOTAL LOANS                                    0.22%      0.51%

RATIO OF ALLOWANCE FOR
  LOAN LOSSES TO TOTAL
  LOANS AT PERIOD END                                       1.58%      1.80%


(1) Total Loans are reported net of unearned income.

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6A
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                                                     PERCENT OF                                  PERCENT OF
                                                                  LOANS IN EACH                               LOANS IN EACH
                                                                    CATEGORY TO                                 CATEGORY TO
                                                MARCH 31,                 TOTAL         DECEMBER 31,                  TOTAL
                                                     1999                 LOANS                 1998                  LOANS
                                         ----------------------------------------------------------------------------------
Commercial                                          $ 126                  28.0%               $ 114                   28.4%
Real Estate-Construction                                1                   0.4%                   1                    0.3%
Real Estate-Mortgage                                  387                  62.3%                 450                   61.5%
Consumer                                              380                   9.3%                 281                    9.7%
Unallocated                                            21                   N/A                   81                    N/A
                                         ----------------------------------------------------------------------------------

TOTAL                                               $ 915                 100.0%               $ 927                  100.0%
                                         ==================================================================================

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7.  EARNINGS PER SHARE
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS
                                                       ENDED MARCH 31,
                                                  --------------------------
                                                     1999           1998
----------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:

Net income                                        $   (62)       $     24

Stock and stock equivalents (average shares):
   Common shares outstanding                        4,050           4,047
   Stock options                                        -               -
                                                  -----------------------

Total stock and stock equivalents                   4,050           4,047
                                                  -----------------------

BASIC NET INCOME PER COMMON SHARE                 $ (0.02)       $   0.01
                                                  -----------------------


DILUTED EARNINGS PER SHARE:

Net income                                        $   (62)       $     24

Stock and stock equivalents (average shares):
   Common shares outstanding                        4,050           4,047
   Stock options                                      161             122
                                                  -----------------------

Total stock and stock equivalents                   4,211           4,169
                                                  -----------------------

DILUTED NET INCOME PER COMMON SHARE               $ (0.01)       $   0.01
                                                  -----------------------

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis contains forward-looking statements, including statements of goals, intentions and expectations, regarding or based on assumptions about the future, including future economic conditions, interest rates, and statements by suppliers of data processing equipment and services, government agencies, and other third parties as to Year 2000 compliance and compliance costs. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

FINANCIAL SUMMARY

  Net income for the three months ended March 31, 1999 decreased by $86 thousand from the same period in 1998. The company reported a loss of $62 thousand or $0.02 per share for the quarter ended March 31, 1999 compared to net income of $24 thousand or $0.01 per share. Returns on average assets and average equity for the first quarter of 1999 (0.22%) and (3.28%), respectively, compared to 0.09% and 1.05% for the same period in 1998.

  Contributing to the decrease in earnings for the first quarter of 1999 were a higher than anticipated charge to the provision for loan losses to cover credit card receivable losses and increases in noninterest expenses. The provision for loan losses totaled $122 thousand for the quarter ended March 31, 1999 compared to $10 thousand for the same quarter in 1998. Noninterest expenses increased by $72 thousand or 6.45%, to $1,189 thousand as of March 31, 1999 compared to $1,117 thousand for the same period in 1998.

  The Company continued to experience significant growth as total assets increased to $117.5 million at March 31, 1999 compared to $109.7 million at December 31, 1999 representing an increase of $7.8 million or 7.1%. Loans, net of unearned discount and fees, decreased by $1.3 million or 2.1% to $58 million at March 31, 1999 from $61.3 million at December 31, 1998. The decrease in loans reflects the ongoing effort to increase the quality of the loan portfolio. The securities portfolio increased by $11.8 million to $45.9 million at March 31, 1999 from $34.1 million at December 31, 1998 representing an increase of 34.6%. Total deposits were $104.3 million at the end of the quarter compared to $96.7 million at December 31, 1998, representing an increase of 7.9%

  Shareholders' equity at March 31, 1999 totaled $7.3 million compared to $7.6 million at December 31, 1998. Book value per share of common stock on March 31, 1999 was $1.81 compared to $1.90 per share at December 31, 1998. The decrease in book value per share was primarily attributable to a decline in the fair market value of the securities available-for-sale portfolio.

EARNINGS ANALYSIS

NET INTEREST INCOME

  Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $1,074 thousand for the first quarter of 1999 compared to $1,041 thousand for the same period in 1998, representing an increase of 3.2%. The improvements in net interest income were attributable to a higher volume of earning assets which was partially offset by a tightening of the spread between interest earned on loans, securities, federal funds, and other investments, and the rates paid on deposits and borrowed funds. TABLE 2 presents the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

  The Company's net interest margin for the quarter ended March 31, 1999 decreased to 4.16% from 4.46% for the first quarter of 1998. The declined in net interest margin for the first quarter was the result of a decline in the yield of earning assets of 53 basis points. This decrease resulted primarily from a 21.0% decrease in average loans from $75.7 million at March 31, 1998 to $59.8 million at March 31, 1999. This shift in loan volume was partially offset by a decrease in the cost of interest bearing liabilities of 40 basis points from 4.97% at March 31, 1998 to 4.57% at March 31, 1999.

  In the first three months of 1999, average earning assets increased by $10.5 million or 11.1% to $104.9 million compared to $94.4 for the first three months of 1998. Average total loans, the largest component of earning assets, decreased to $59.8 million for the first three months of 1999 compared to $75.7 million for the first three months of 1998. Average securities and federal funds sold increased by $26.4 million to $45.1 million for the first three months of 1999, compared to $18.7 million for the first three months of 1998. The growth in earning assets was primarily funded by an increase in certificates of deposit, interest checking accounts, and customer repurchase agreements as average interest bearing deposits increase to $96.7 million for the first three months of 1999 from $84.5 million for the same period in 1998, representing an increase of 14.3%. Average demand deposits declined slightly to $9.8 million for the first three months of 1999 compared to $9.9 million for the same period in 1998. TABLE 1 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income.

AVERAGE BALANCES AND INTEREST RATES
(DOLLARS IN THOUSANDS)
TABLE 1 (CONTINUED)

                                                  THREE MONTHS ENDED                             THREE MONTHS ENDED
                                                    MARCH 31, 1999                                 MARCH 31, 1999
                                                  ------------------                             ------------------
                                         AVERAGE                    AVERAGE            AVERAGE                    AVERAGE
                                         BALANCE         INTEREST     RATE             BALANCE         INTEREST     RATE
                                         ------------------------------------          ----------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits             $   9,906       $    50      2.05%            $   9,194       $     49     2.16%
  Money Market Deposits                     11,059            88      3.23%               11,191             89     3.23%
  Savings Deposits                           4,439            27      2.47%                4,207             27     2.60%
  Certificates of Deposit

    $100,000 and over                       19,034           242      5.16%               15,734            222     5.72%
  Certificates of Deposit                   46,989           612      5.28%               40,300            555     5.59%
                                         --------------------------------------        ---------------------------------

  Total Interest-Bearing Deposits           91,427         1,019      4.52%               80,626            942     4.74%

Purchased Funds                              5,212            70      5.45%                3,829             92     9.74%
                                         --------------------------------------        ---------------------------------

  Total Interest-Bearing Liabilities        96,639         1,089      4.57%               84,455          1,034     4.97%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                      9,809                                         9,896
  Other Liabilities                            485                                           517
                                         ---------                                     ---------
  Total Noninterest-Bearing
   Liabilities                              10,294                                        10,413
                                         ---------                                     ---------

Total Liabilities                          106,933                                        94,868
Shareholders' Equity                         7,568                                         9,161
                                         ---------                                     ---------
Total Liabilities and Shareholders'
   Equity                                $ 114,501                                     $ 104,029
                                         =========                                     =========

Interest Spread                                                       3.81%                                         3.93%
                                         ---------------------------------             ---------------------------------

Net Interest Margin                                      $ 1,074      4.16%                            $  1,037     4.46%
                                         =================================             =================================

Cost to fund earning assets                                           4.21%                                         4.44%
                                                                      ====                                          ====

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(DOLLARS IN THOUSANDS)
TABLE 1

                                               THREE MONTHS ENDED                              THREE MONTHS ENDED
                                                 MARCH 31, 1999                                  MARCH 31, 1999
                                               ------------------                              ------------------

                                      AVERAGE                    AVERAGE              AVERAGE                    AVERAGE
                                      BALANCE         INTEREST     RATE               BALANCE         INTEREST     RATE
                                      ------------------------------------            ----------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities              40,553         604      6.04%                 13,021           184     5.73%
  Other Investments                            420           6      5.79%                    399             8     8.13%
                                        -------------------------------------------------------------------------------

    Total Securities                        40,973         610      6.04%                 13,420           192     5.80%

Loans: (1)
  Commercial                                16,551         386      9.46%                 21,145           506     9.70%
  Real Estate-Construction                     211           4      7.69%                    321            14    17.69%
  Real Estate-Mortgage                      37,364         944     10.25%                 46,337         1,050     9.19%
  Consumer                                   5,626         170     12.25%                  7,939           240    12.26%
                                        ----------------------------------------         ------------------------------

     Total Loans                            59,752       1,504     10.21%                 75,742         1,810     9.69%

  Federal Funds Sold                         4,141          49      4.80%                  5,230            69     5.35%
                                        ---------------------------------------          ------------------------------


  TOTAL INTEREST-EARNING ASSETS            104,866       2,163      8.37%                 94,392         2,071     8.90%


Noninterest-Earning Assets:

  Cash and Due from Banks                    2,650                                         2,171
  Other Assets                               8,028                                         9,147
  Allowance for Loan Losses                   (889)                                       (1,548)
  Deferred Loan Fees                          (154)                                         (133)
                                        ----------                                       -------


  Total Noninterest-Earning Assets           9,635                                         9,637
                                        ----------                                       -------


Total Assets                            $  114,501                                       104,029
                                        ==========                                       =======

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

GRANDBANC, INC.
RATE AND VOLUME ANALYSIS
----------------------------

                                                                                 FROM THE THREE MONTHS ENDED
                                                                                    MARCH 31, 1999 TO THE
(DOLLARS IN THOUSANDS)                                                               THREE MONTHS ENDED
TABLE 2                                                                                MARCH 31, 1998
                                                                                       CHANGE DUE TO:
                                                                              -----------------------------
                                                                    TOTAL
                                                                  INCREASE
                                                                 (DECREASE)                      RATE                 VOLUME
                                                           ------------------------------------------------------------------
Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed                                                        420                  $   31                $  389
     Securities
 Other Investments                                                          (2)                    ($2)               $    0
                                                           -------------------

  Total Securities                                                         418                  $   24                $  394

Loans: (1)
  Commercial                                                              (120)                   ($10)                ($110)
  Real Estate-Construction                                                 (10)                    ($5)                  ($5)
  Real Estate-Mortgage                                                    (106)                 $   97                 ($203)
  Consumer                                                                 (70)                    ($0)                 ($70)
                                                           -------------------

  Total Loans                                                             (306)                 $   76                 ($382)

Federal Funds Sold                                                         (20)                    ($6)                 ($14)
                                                           -------------------



TOTAL INTEREST INCOME                                                       92                   ($138)               $  230
                                                           -------------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                                                 1                     ($3)               $    4
  Money Market Deposits                                                     (1)                 $    0                   ($1)
  Savings Deposits                                                           0                     ($1)               $    1
  Certificates of Deposit
    $100,000 and over                                                       20                    ($26)               $   47
  Certificates of Deposit                                                   57                    ($36)               $   92
                                                           -------------------

  Total Interest-Bearing                                                    77                    ($50)               $  126
  Deposits

TOTAL INTEREST EXPENSE                                                      55                    ($95)               $  149
                                                           -------------------

NET INTEREST INCOME                                                      $  37                    ($78)               $  115
                                                           ===================


(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

* Variances are computed on a line-by-line basis and are non-additive The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average volume by the change in average rate.

PROVISION FOR LOAN LOSSES

  A provision for loan losses of $122 thousand was required for the three months ended March 31, 1999, compared to a provision of $10 thousand for the same period in 1998. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

NONINTEREST INCOME

  Non-interest income for the three-month period ended March 31, 1999 was $137 thousand, compared to $128 thousand for the three-month period ended March 31, 1998, representing an increase of $9 thousand or 7.0%.

NONINTEREST EXPENSE

  In support of the Company's strategic growth, total noninterest expenses consisting of employee related costs, occupancy expenses, and other overhead totaled $1,189 thousand for the first three months of 1999 compared to $1,117 thousand for the same period in 1998, representing an increase of $72 thousand or 6.4%.

  The single largest increase in year-to-date noninterest expenses was attributable to employee salaries and benefits. Salaries and employee benefits expense totaled $507 thousand for the quarter ended March 31, 1999 compared to $462 thousand for the same period in 1998, representing an increase of $45 thousand. Occupancy expense totaled $166 thousand for the quarter ended March 31, 1999 compared to $192 thousand in 1998. The decrease in occupancy costs is attributable to the savings gained from the purchase of the building housing the Bethesda/Metro branch located at 7535 Old Georgetown Road, Bethesda, Maryland.

  Other operating expenses increased by $10 thousand or 9.9 % for the first quarter of 1999 compared to the same period in 1998.

CAPITAL RESOURCES

  Shareholders' equity on March 31, 1999 was $7.3 million compared to $7.6 million at December 31, 1998. Book value per share of common stock on March 31, 1999 was $1.81 compared to $1.90 per share at December 31, 1998. Factors contributing to the decrease in shareholders' equity were the reported net loss and the decline in the fair market value of the securities available-for-sale portfolio.

  At March 31, 1999 the Company's Tier 1 and total risk-based capital ratios were 7.91% and 9.20%, respectively, compared to 7.95% and 9.24% at December 31, 1998. The Company's leverage ratio was 5.15% at March 31, 1999 compared to 5.60% at December 31, 1998. TABLE 3 details the various components of shareholders' equity.

  Tier 1 and total risk-based capital ratios for GrandBank, the Company's banking affiliate were 10.24% and 11.53% respectively at March 31, 1999 compared to 10.70% and 12.00% at December 31, 1998. The Bank's leverage ratio was 6.68% at March 31, 1999 compared to 7.60% at December 31, 1998.

  The Bank continues to maintain capitalthatexceeds the minimum regulatory guidelines for "well capitalized" institutions. The Company plans to maintain a capital base sufficient to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

GRANDBANC, INC.
SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
TABLE 3

                                                                              MARCH 31,            DECEMBER 31,
                                                                                1999                  1998
                                                                    -------------------------------------------
TIER 1 CAPITAL:

Common Stock                                                                      405               $     405
Surplus                                                                        10,963                  10,963
Retained Earnings                                                              (3,709)                 (3,648)
Unrealized holding (loss) gain on securities available-for-sale                  (321)                    (32)
                                                                    -------------------------------------------

Total Shareholders' Equity                                                      7,338                   7,688

Less: Unrealized holding loss (gain) on securities available for                  321                      32
 sale
Less: Dissallowed intangibles                                                  (1,862)                 (1,864)
                                                                    -------------------------------------------

     TOTAL TIER 1 CAPITAL                                                       5,797                   5,856


TIER 2 CAPITAL:

 Qualifying allowance for loan losses                                             941                     953
                                                                    -------------------------------------------

     TOTAL TIER 2 CAPITAL                                                         941                     953
                                                                    -------------------------------------------

TOTAL RISK-BASED CAPITAL                                                        6,738                   6,809
                                                                    ===========================================


Risk Weighted Assets                                                           73,240                  73,676
                                                                    ===========================================


RATIOS:

Tier 1 Capital to risk weighted assets                                           7.92%                   7.95%
Tier 2 Capital to risk weighted assets                                           1.28%                   1.29%
                                                                    -------------------------------------------

Total risk-based capital ratio                                                   9.20%                   9.24%
                                                                    ===========================================

Leverage Ratio-Tier 1 Capital to  quarterly
average assets less intangibles                                                  5.16%                   5.60%
                                                                    ===========================================

ASSET QUALITY

The Company employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for on-going identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Company's policies. The Bank's loan approval policies provide for various levels of officer lending authority. Loans which in the aggregate exceed the level of officer lending authority must be presented to the Executive Committee for approval. This Committee is comprised of the Bank's Chairman of the Board, the President and CEO and the other three members of the Board of Directors.

  A major element of credit risk management is the diversification of risk. The Bank's objective is to maintain a diverse loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based upon individual risk factors, policy constraints, economic conditions, collateral and products. The Bank generally does not make loans outside its market area unless the borrower has an established relationship with the Bank. Consequently, the Bank and its borrowers are directly affected by the economic conditions prevailing in its market area.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses represents management's view as to the amount necessary to absorb potential losses in the loan portfolio. The amount of the provision charged to expense each period is dependent upon an assessment of the loan quality, current economic trends and conditions, evaluation of specific client compositions, past loan experience, and the level of net charge-offs during the period.

  The ratio of allowance for loan losses to total loans at March 31, 1999 was 1.58% compared to 1.51% at December 31, 1998. The coverage multiple of allowance for loan losses to nonperforming loans was 1.83 at March 31, 1999 compared to 1.73 at December 31, 1998. Management believes that the allowance for loan losses at March 31, 1999 is adequate to cover losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard, or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

NONPERFORMING ASSETS AND PAST DUE LOANS

  Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $45 thousand to $874 thousand at March 31, 1999 from $909 thousand at December 31, 1998. Non performing assets to total assets at March 31, 1999 were 0.74% compared to 0.83% at December 31, 1998.

  Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $500 thousand at March 31, 1999 from $535 thousand at December 31, 1998.

  Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. The Company had past due loans of $634 thousand at March 31, 1999 compared to $127 thousand at December 31, 1998.

  TABLE 4 details nonperforming assets, past due loans and asset quality ratios.

GRANDBANC, INC.
CREDIT QUALITY
(DOLLARS IN THOUSANDS)
TABLE 4

                                                                          MARCH 31,      DECEMBER 31,
                                                                            1999            1998
                                                                        -----------------------------
Nonaccrual Loans                                                        $       500      $        535
Restructured Loans                                                                0                 0
                                                                        -----------------------------
  TOTAL NONPERFORMING LOANS                                                     500               535
Other Real Estate                                                               374               374
                                                                        -----------------------------

  TOTAL NONPERFORMING ASSETS                                                    874               909

Loans past due 90 days or
  more and accruing interest                                                    634               127
                                                                        -----------------------------
  TOTAL NONPERFORMING ASSETS AND
    LOANS PAST DUE 90 DAYS OR MORE                                      $     1,508      $      1,036
                                                                        =============================

Total Loans at Period End (1)                                                57,983            61,300
Allowance for Loan Losses                                                       915               927
Total Assets                                                                117,488           109,673


ASSET QUALITY RATIOS:

Allowance for Loan Losses to
   Period end Loans                                                            1.58%             1.51%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                                               1.83 X            1.73 X

Total Nonperforming Loans
  to Total Loans                                                               0.86%             0.87%

Total Nonperforming Assets to
  Total Assets                                                                 0.74%             0.83%

Nonperforming Assets to Total
  Loans plus Other Real Estate                                                 1.50%             1.47%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                                                        2.58%             1.68%

(1) Total loans are reported net of unearned income.

ASSET LIABILITY MANAGEMENT

LIQUIDITY AND INTEREST RATE SENSITIVITY ANALYSIS

     The primary functions of asset/liability management are to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

     At March 31, 1999, cash equivalents and securities available-for-sale totaled $51.2 million compared to $42.4 million at December 31, 1998. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and federal funds facilities with its correspondent banks. In addition, the Company's strong capital position, a large core deposit base, the quality of assets and future earnings power will ensure the Company's long term liquidity needs are met.

     An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios as well as the expected magnitude of the repricing of specific asset and liability categories by assigning earnings changes ratios to individual balance sheet items. The Company evaluates interest sensitivity risk and then formulates guidelines to manage risk based upon its outlook regarding the economy, forecasted interest rate movements and other business factors. Management uses the securities portfolio, which consists predominantly of fixed rate securities, to hedge against changes in the loan portfolio, as well as changes in deposit rates, which are both variable and fixed. The securities portfolio, which has an average life of less than five years, provides a steady stream of cash flows which are reinvested at current market rates, which in turn helps to manage long term exposure to interest rate changes. Management's goal is to maximize and stabilize the net interest margin by limiting its exposure to interest rate changes.

     The data in TABLE 5 reflects repricing or expected maturities of various assets and liabilities at March 31, 1999. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation" TABLE 5 also presents interest sensitivity on a adjusted basis using Beta adjustments. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in deposit rates to lag movements in open market rates. On a cumulative one year basis at March 31, 1999, the Company had a positive adjusted gap of $5.7 million excess interest sensitive assets over interest sensitive liabilities. Management believes that its current gap position effectively insulates the Bank from significant interest rate risk.

INTEREST RATE GAP ANALYSIS
(DOLLARS IN THOUSANDS)
TABLE 5

                                                                            MARCH 31, 1999
                                                   -----------------------------------------------------------

                                                    1-90      91-180     181-365        1-5        Over 5
INTEREST-SENSITIVE ASSETS:                          Days       Days        Days        Years       Years
--------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                               $ 2,979    $      0   $       0     $       0   $      0
  Securities                                         1,654       2,097       3,713        18,348     20,566
  Loans Maturing                                     1,035           0         348         9,878      3,593
  Loans Repricing                                   26,051           0       8,216         5,588        459
  Credit Card Receivables                            2,815           0           0             0          0
                                                   -----------------------------------------------------------

    Total                                          $34,534    $  2,097   $  12,277     $  33,814   $ 24,618
                                                   -----------------------------------------------------------

    Cumulative Totals                              $34,534    $ 36,631   $  48,908     $  82,722   $107,340
                                                   -----------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES:
---------------------------------------------------

  Certificate of Deposits & CD IRA's                10,034       9,099      11,525        37,024          0
  Savings Accounts & Savings IRA's                   4,618           0           0             0          0
  Interest Checking Accounts                         9,745           0           0             0          0
  Money Market Deposit Accounts                     11,487           0           0             0          0
  Repurchase Agreements                                  0           0           0             0          0
  Sweep Accounts                                     3,502           0           0             0          0
  FHLB - Advances                                        0           0           0             0          0
 Other                                                  25          25          50          1975          0
                                                   -----------------------------------------------------------

    Totals                                         $39,411    $  9,124   $  11,575     $  38,999   $      0
                                                   -----------------------------------------------------------

    Cumulative Totals                              $39,411    $ 48,535   $  60,110     $  99,109   $ 99,109
                                                   -----------------------------------------------------------

      Gap                                           (4,877)     (7,027)        702        (5,185)    24,618
                                                   ===========================================================

      Cumulative Gap                               ($4,877)   ($11,904)   ($11,202)     ($16,387)  $  8,231
                                                   ===========================================================

Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .30)               6,822
   Savings accounts (beta factor .30)                3,233
   Money Market Accounts (beta factor .40)           6,892

                                                   -----------------------------------------------------------

Cumulative Adjusted Gap                            $12,069    $  5,042   $   5,744     $     559   $ 25,177
                                                   ===========================================================

As Reported Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilities (Cumulative):                  87.63%      75.47%      81.36%        83.47%    108.30%

Cumulative Gap/Total Assets                          -4.15%     -10.13%      -9.53%       -13.95%      7.01%

Beta Adjusted Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilities (Cumulative):                 153.73%     115.96%     113.31%       100.68%    130.64%

Cumulative Gap/Total Assets                          10.27%       4.29%       4.89%         0.48%     21.43%

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

As of March 31, 1999, the Corporation had met its Y2K goals and will continue to meet the goals of the overall Y2K Plan. By March 31, 1999, the Corporation had performed risk assessments, had assessed the Y2K preparedness of suppliers of data processing services to the Corporation, had implemented its customer awareness program, had developed its Y2K contingency Plan, and had tested and implemented necessary changes in hardware and software. Elements of the Y2K Plan, such as risk assessments, customer communications, and the continuing testing and evaluation of systems and equipment, are processes that will
continue into the year 2000.   The Y2K contingency plan calls for the company to
manually process bank transactions and to use other data processing methods, in the event that Y2K efforts of the Corporation and its data services providers are not successful.

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

                                GRANDBANC, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

      A.  Exhibits

          (11) "Computation of Earnings per Common Share" is presented as Note 7 on Page 9.

          (27) Financial Data Schedule:  Filed herewith.

      B.  Reports on Form 8-K

          None

                               GRANDBANC, INC.
                                  FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 1999



                                  SIGNATURES
                                  ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GRANDBANC, INC.
                                     (Registrant)



Date: May 10, 1999            /s/ Steven K. Colliatie
      ------------            -----------------------------------------------
                                     Steven K. Colliatie
                                     President and Chief Executive Officer



Date: May 10, 1999            /s/ Domingo Rodriguez
      ------------            -----------------------------------------------
                                     Domingo Rodriguez
                                     Executive Vice President and
                                     Chief Financial Officer