Form 10QSB
period 1999-06-30
GRANDBANC INC
filed 1999-08-12
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999
                        Commission File Number: 0-16187


                                GRANDBANC, INC.
     ----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



             Maryland                                    52-1332050
--------------------------------           -------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                   1800 Rockville Pike, Rockville, Maryland
                -----------------------------------------------
                20852 (Address of principal executive offices)



                                (301) 770-1300
              --------------------------------------------------
               (Issuer's telephone number, including area code)


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

     At July 31, 1999, there were 4,049,665 shares of Common Stock, par value $.10 per share outstanding.

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

         Item 1 - Consolidated Financial Statements
                  Consolidated Balance Sheets.....................................................................1
                  Consolidated Statements of Income...............................................................2
                  Consolidated Statements of Shareholders' Equity.................................................3
                  Consolidated Statements of Changes in Cash Flows ...............................................4
                  Notes to Consolidated Financial Statements...................................................5-10

         Item 2 - Management's Discussion and Analysis...........................................................11
PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders.....................................................27

Item 6 - Exhibits and Reports on Form 8-K........................................................................27

           6(a)            The following exhibits required to be filed herewith:

                  (11)     "Computation of Earnings per Common Share" is presented as Note 7 on page 10

                  (27)     Financial Data Schedule

                  6(b).             Reports on Form 8-K


Signatures                                                                                                      28

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDBANC, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

                                                                             June 30,                   December 31,
                                                                               1999                         1998
------------------------------------------------------------------------------------------------------------------------
                                          ASSETS
Cash and Due from banks                                                   $          2,331             $          3,225
Federal funds sold                                                                     977                        5,132
                                                                        ------------------------------------------------
     Total cash and cash equivalents                                                 3,308                        8,357

Securities available-for-sale                                                       49,905                       34,080
Securities held-to-maturity                                                              -                            -

Loans, net of unearned discount and loan fees                                       57,342                       61,300
Less: Allowance for  loan losses                                                      (777)                        (927)
                                                                        ------------------------------------------------
Loans, net                                                                          56,565                       60,373

Bank premises and equipment, net                                                     3,972                        1,825
Accrued income receivable                                                              901                          669
Prepaid expenses and other assets                                                      779                          892
Deferred income taxes                                                                2,703                        1,924
Intangible assets                                                                    1,098                        1,179
Other real estate owned                                                                114                          374
                                                                        ------------------------------------------------
     TOTAL ASSETS                                                         $        119,345             $        109,673
                                                                        ------------------------------------------------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                                  $         10,272             $         10,069
  Interest checking                                                                 10,728                        9,970
  Savings                                                                           15,326                       14,547
  Time                                                                              69,532                       62,139
                                                                        ------------------------------------------------
Total Deposits                                                                     105,858                       96,725

Securities sold under agreement to repurchase
          and other borrowed funds                                                   6,623                        4,764
Other liabilities                                                                      416                          496
                                                                        ------------------------------------------------
     TOTAL LIABILITIES                                                             112,897                      101,985
                                                                        ------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock                                                                           405                          405
Surplus                                                                             10,963                       10,963
Retained earnings                                                                   (3,809)                      (3,648)
Accumulated comprehensive income:
  Unrealized holding loss on securities available-for-sale                          (1,111)                         (32)
                                                                        ------------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                      6,448                        7,688
                                                                        ------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $        119,345             $        109,673
                                                                        ------------------------------------------------

BOOK VALUE PER SHARE                                                      $           1.59             $           1.90
                                                                        ------------------------------------------------

ACTUAL SHARES OUTSTANDING                                                            4,050                        4,050
                                                                        ------------------------------------------------

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                                                    For The Three Months Ended         For The Six Months Ended
                                                                               June 30,                         June 30,
                                                                 --------------------------------  -------------------------------
                                                                          1999            1998              1999           1998
                                                                 --------------------------------  -------------------------------
INTEREST INCOME:
  Interest and fees on loans                                            $ 1,380          $ 1,761          $ 2,884         $ 3,571
  Interest on federal funds sold and repurchase agreement                    24               91               73             160
  Interest on Securities                                                    755              175            1,365             367
                                                                 --------------------------------  -------------------------------
     TOTAL INTEREST INCOME                                                2,159            2,027            4,322           4,098
                                                                 --------------------------------  -------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                    1,087              929            2,106           1,867
  Interest on securities sold under agreements to repurchase
    and other borrowed funds                                                 93               68              164             160
                                                                 --------------------------------  -------------------------------
     TOTAL INTEREST EXPENSE                                               1,180              997            2,270           2,027
                                                                 --------------------------------  -------------------------------

NET INTEREST INCOME                                                         979            1,030            2,052           2,071

PROVISION  FOR LOAN LOSSES                                                   68                -              189              10
                                                                 --------------------------------  -------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                           911            1,030            1,863           2,061
                                                                 --------------------------------  -------------------------------

NONINTEREST INCOME:
  Service charges                                                            90               90              175             169
  Other                                                                      45              100               97             149
                                                                 --------------------------------  -------------------------------
     TOTAL NONINTEREST INCOME                                               135              190              272             318
                                                                 --------------------------------  -------------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                            561              430            1,067             892
  Occupancy                                                                 155              186              321             378
  Equipment                                                                  76               62              149             122
  Other operating expenses                                                  415              411              859             814
                                                                 --------------------------------  -------------------------------
     TOTAL NONINTEREST EXPENSES                                           1,207            1,089            2,396           2,206
                                                                 --------------------------------  -------------------------------

INCOME BEFORE APPLICABLE INCOME TAXES                                      (161)             131             (261)            173

INCOME TAXES                                                                (62)              41             (100)             59
                                                                 --------------------------------  -------------------------------
NET INCOME                                                              $   (99)         $    90          $  (161)        $   114
                                                                 --------------------------------  -------------------------------

PER COMMON SHARE DATA
Basic Earnings                                                          $ (0.02)         $  0.02          $ (0.04)        $  0.03
Diluted Earnings                                                        $ (0.02)         $  0.02          $ (0.04)        $  0.03

AVERAGE COMMON SHARES
Basic                                                                     4,050            4,049            4,050           4,048
Diluted                                                                   4,211            4,273            4,211           4,230

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

                                                       Common                                              Accumulated
                                                        Stock                                                 Other
                                                       Shares         Common                Retained      Comprehensive
                                                     Outstanding      Stock      Surplus    Earnings       Income, Net       Total
                                                   ---------------------------------------------------------------------------------

Balance at December 31, 1997                               4,041     $    404    $10,928    $ (3,747)           $ (100)     $ 7,485

  Net income for the six months
     ended June 30, 1998                                       -            -          -         114                 -          114

  Common stock issuance                                        9            1         34           -                 -           35

  Change in unrealized holding gain
       (loss) on securities available for sale                 -            -          -           -               100          100

                                                   ---------------------------------------------------------------------------------
Balance at June 30, 1998                                   4,050     $    405    $10,962    $ (3,633)            $   -      $ 7,734
                                                   =================================================================================

Balance at December 31, 1998                               4,050     $    405    $10,963    $ (3,648)            $ (32)     $ 7,688

  Net income for the six months
     ended June 30, 1999                                       -            -          -        (161)                -         (161)

  Common stock issuance                                        -            -          -           -                 -            -

  Change in unrealized holding gain
       (loss) on securities available for sale                 -            -          -           -            (1,079)      (1,079)

                                                   ---------------------------------------------------------------------------------
Balance at June 30, 1999                                   4,050     $    405    $10,963    $ (3,809)         $ (1,111)     $ 6,448
                                                   =================================================================================

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                          ----------------------------------------
                                                                                                 1999                1998
                                                                                          ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                           $         (161)       $         114
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                                         143                   94
    Net amortization of securities                                                                        73                  (16)
    Amortization of intangibles                                                                           72                   80
    Provision for loan losses                                                                            189                   10
    Other real estate owned - writedowns                                                                   -                   10
    Net realized gain on sale of securities                                                               (3)                   -
   (Benefit) provision for deferred income taxes                                                        (100)                  59
Change in assets and liabilities:
      Accrued income receivable, other assets and other real estate                                      141                  (36)
      Accrued expenses and other liabilities                                                              80                  (57)
                                                                                          ----------------------------------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                               434                  258
                                                                                          ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in federal funds sold                                                        4,155                2,388
  Proceeds from sales and maturities of
     available for sale securities                                                                     4,305                1,536
  Proceeds from sales and maturities of
     held to maturity securities                                                                           -                5,530
  Purchases of available for sale securities                                                         (21,966)              (8,422)
  Net decrease in loans                                                                                3,476                3,594
  Purchases of bank premises and equipment                                                            (2,290)                   -
  Proceeds from sale of foreclosed real estate and other assets                                            -                  578
                                                                                          ----------------------------------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                           (12,320)               5,204
                                                                                          ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                                  9,133               (1,705)
  Net increase (decrease) in federal funds purchased and
    other short-term borrowings                                                                        1,859               (2,054)
  Net decrease in long term debt                                                                           -               (1,300)
                                                                                          ----------------------------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                            10,992               (5,059)
                                                                                          ----------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (894)                 403
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       3,225                2,460
                                                                                          ----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $        2,331        $       2,863
                                                                                          ----------------------------------------


INTEREST PAID                                                                                 $        2,524        $       2,014
                                                                                          ----------------------------------------

See notes to condensed consolidated financial statements.

                                GRANDBANC, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1999


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

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4.  Securities
(in thousands)

                                                                                         June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Gross               Gross
                                                                     Amortized           Unrealized          Unrealized     Fair
                                                                        Cost               Gains               Losses       Value
                                                             -----------------------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations                             $ 28,005            $      1           $ (1,169)     $ 26,837
Mortgage-Backed Securities                                              23,289                  86               (785)       22,590
Other Securities                                                           420                  58                  -           478
                                                             -----------------------------------------------------------------------

Total                                                                 $ 51,714            $    145           $ (1,954)     $ 49,905
                                                             -----------------------------------------------------------------------

Securities Held-to-Maturity
U.S. Government Agencies and Corporations                             $      -            $      -           $      -      $      -
Mortgage-Backed Securities                                                   -                   -                  -             -
                                                             -----------------------------------------------------------------------

Total                                                                 $      -            $      -           $      -      $      -
                                                             -----------------------------------------------------------------------


                                                                                       December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Gross               Gross
                                                                     Amortized           Unrealized          Unrealized     Fair
                                                                        Cost               Gains               Losses       Value
                                                             -----------------------------------------------------------------------

Securities Available-for-Sale
U.S. Government Agencies and Corporations                             $ 17,601            $     28           $   (111)     $ 17,518
Mortgage-Backed Securities                                              16,133                  52                (80)       16,105
Other Securities                                                           399                  58                  -           457
                                                             -----------------------------------------------------------------------

Total                                                                 $ 34,133            $    138           $   (191)     $ 34,080
                                                             -----------------------------------------------------------------------

Securities Held-to-Maturity
U.S. Government Agencies and Corporations                             $      -            $      -           $      -      $      -
Mortgage-Backed Securities                                                   -                   -                  -             -
                                                             -----------------------------------------------------------------------

Total                                                                 $      -            $      -           $      -      $      -
                                                             -----------------------------------------------------------------------

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5.  Loans
(in thousands)


                                                June 30,           December 31,
For The Periods Ended                             1999                1998
-------------------------------------------------------------------------------


Commercial                                      $ 14,133            $ 17,477
Real Estate-Construction                             211                 211
Real Estate-Mortgage                              37,867              37,845
Consumer                                           2,582               2,890
Credit Card Receivable                             2,593               3,065
                                            ---------------------------------

  Gross loans                                     57,386              61,488
                                            ---------------------------------

Less: Deferred loan fees and
         unearned discount                           (44)               (188)
                                            ---------------------------------

Loans, net of unearned discount and
   deferred loan fees                             57,342              61,300
                                            ---------------------------------

Allowance for loan losses                           (777)               (927)
                                            ---------------------------------

Loans, net                                      $ 56,565            $ 60,373
                                            ---------------------------------

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6.  Allowance for Loan Losses
(in thousands)

                                                         Three Months                                    Six Months
                                                         Ended June 30,                                 Ended June 30,
                                             -----------------------------------            ------------------------------------
For the Periods Ended                              1999                  1998                     1999                  1998
--------------------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                   $    915              $  1,324                  $    927              $  1,702

Provision charged to expense                           68                     -                       190                    10

Charge-offs:
  Commercial and other                                 21                    49                        21                   154
  Consumer                                            202                   107                       341                   113
  Real Estate                                           -                     -                         -                   285
                                             -----------------------------------------------------------------------------------

    Total Charge-offs                                 223                   156                       362                   552

Recoveries:
  Commercial and other                                 12                    36                        12                    43
  Consumer                                              5                     -                        10                     1
  Real Estate                                           -                     -                         -                     -
                                             -----------------------------------------------------------------------------------

    Total Recoveries                                   17                    36                        22                    44

Net Charge-Offs (Recoveries)                          206                   120                       340                   508
                                             -----------------------------------------------------------------------------------

Balance at end of period                         $    777              $  1,204                  $    777              $  1,204
                                             -----------------------------------------------------------------------------------


Average Total Loans (1)                          $ 57,859              $ 75,341                  $ 58,772              $ 75,540

Total Loans at Period End (1)                    $ 57,342              $ 73,354                  $ 57,342              $ 73,354

Ratio of net charge-offs (recoveries)
  to average total loans                            0.36%                 0.16%                     0.58%                 0.67%

Ratio of allowance for
  loan losses to total
  loans at period end                               1.36%                 1.64%                     1.36%                 1.64%

(1) Total Loans are reported net of unearned income.

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6A
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)

                                                           Percent of                                 Percent of
                                                        Loans in each                              Loans in each
                                                          category to                                category to
                                       June 30,                 Total        December 31,                  Total
                                           1999                 Loans                1998                  Loans
                               ----------------------------------------------------------------------------------
Commercial                                  $96                 24.6%                $114                  28.4%
Real Estate-Construction                      1                  0.4%                   1                   0.3%
Real Estate-Mortgage                        267                 66.0%                 450                  61.5%
Consumer                                    387                  9.0%                 281                   9.7%
Unallocated                                  26                   N/A                  81                    N/A
                               ----------------------------------------------------------------------------------

Total                                      $777                100.0%                $927                 100.0%
                               ==================================================================================

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7.  Earnings Per Share
(in thousands, except per share data)


                                                                  Three Months                          Six Months
                                                                  Ended June 30,                      Ended June 30,
                                                      ---------------------------------------------------------------------
                                                              1999              1998              1999               1998
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share:

Net income                                                   $   (99)          $   90            $  (161)           $  114

Stock and stock equivalents (average shares):
   Common shares outstanding                                   4,050            4,049              4,050             4,048
   Stock options                                                   -                -                  -                 -
                                                      ---------------------------------------------------------------------

Total stock and stock equivalents                              4,050            4,049              4,050             4,048
                                                      ---------------------------------------------------------------------

Basic net income per common share                            $ (0.02)          $ 0.02            $ (0.04)           $ 0.03
                                                      =====================================================================


Diluted earnings per share:

Net income                                                   $   (99)          $   90            $  (161)           $  114

Stock and stock equivalents (average shares):
   Common shares outstanding                                   4,050            4,049              4,050             4,048
   Stock options                                                 161              224                161               182
                                                      ---------------------------------------------------------------------

Total stock and stock equivalents                              4,211            4,273              4,211             4,230
                                                      ---------------------------------------------------------------------

Diluted net income per common share                          $ (0.02)          $ 0.02            $ (0.04)           $ 0.03
                                                      =====================================================================

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

FINANCIAL SUMMARY

         Net income for the three months ended June 30, 1999 decreased by $189 thousand from the same period in 1998. The company reported a loss of $99 thousand or $0.02 per share for the quarter ended June 30, 1999 compared to net income of $90 thousand or $0.02 per share. Returns on average assets and average equity for the first quarter of 1999 (0.33%) and (5.51%), respectively, compared to 0.35% and 4.58% for the same period in 1998. Net income for the first six months ended June 30, 1999 decreased by $275 thousand from the same period in 1998. The company reported a loss of $161 thousand or $0.04 per share for the six-month period ended June 30, 1999 compared to net income of $114 thousand or $0.03 per share for the same period in 1998. Year-to-date returns on average assets and average equity were (0.27%) and (4.36%), respectively, compared to 0.22% and 2.94% for the same period in 1998.

         Contributing to the decrease in earnings for the second quarter and the first six months of 1999 were a higher than anticipated charge to the provision for loan losses to cover credit card receivable losses and increases in noninterest expenses. The provision for loan losses totaled $68 thousand for the quarter ended June 30, 1999 compared to no provision cost for the same quarter in 1998, and $189 thousand for the first six months of 1999 compared to $10 thousand for the same period in 1998. Noninterest expenses increased by $118 thousand or 10.84%, to $1,207 thousand for the three months ended June 30, 1999 compared to $1,089 thousand for the same period in 1998. Year-to-date, non interest expenses totaled $2,396 thousand compared to $2,206 thousand for the same period in 1998 representing an increase of $190 thousand, or 8.61%

         The Company continued to experience growth as total assets increased to $119.3 million at June 30, 1999 compared to $109.7 million at December 31, 1999 representing an increase of $9.6 million or 8.75%. Loans, net of unearned discount and fees, decreased by $4.0 million or 6.53% to $57.3 million at June 30, 1999 from $61.3 million at December 31, 1998. The decrease in loans reflects the results of the effort to improve the quality of the loan portfolio. The securities portfolio increased by $15.8 million to $49.9 million at June 30, 1999 from $34.1 million at December 31, 1998 representing an increase of 46.3%. Total deposits were $105.9 million at June 30, 1999 compared to $96.7 million at December 31, 1998, representing an increase of $9.2 million or 9.5%

         Shareholders' equity at June 30, 1999 totaled $6.4 million compared to $7.6 million at December 31, 1998. Book value per share of common stock on June 30, 1999 was $1.59 compared to $1.90 per share at December 31, 1998. The decrease in book value per share was primarily attributable to the effect of the accounting adjustment to reflect the "Unrealized holding loss on securities available for sale". This adjustment is a requirement of FASB #115, to report the decline in the fair market value of the portfolio of investment securities available-for-sale.

EARNINGS ANALYSIS

Net Interest Income
         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $979 thousand for the second quarter of 1999 compared to $1,030 thousand for the same period in 1998, representing a decrease of $51 thousand or 4.95%. Year-to date, net interest income totaled $2,052 thousand compared to $2,071 thousand for the same period in 1998, representing a decrease of $19 thousand or 0.92%. The decreases in net interest income were attributable to a lower than anticipated volume of loans. Although significant improvement was reported on volume and rates associated with the securities portfolio, such improvement was significantly offset by the decrease in loan volume, and the tightening of the interest spread between interest earned on loans, securities, federal funds, and other investments, and the rates paid on deposits and borrowed funds. Table 2 and Table 2A present the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

         The Company's net interest margin for the quarter ended June 30, 1999 decreased to 3.57% from 4.42% for the second quarter of 1998. The decline in net interest margin for the second quarter was the result of a decline in the yield of earning assets of 84 basis points. This decrease resulted primarily from a 21.6% decrease in quarterly average loans from $74.1 million at June 30, 1998 to $58.1 million at June 30, 1999. This shift in loan volume was partially offset by a decrease in the cost of interest bearing liabilities of 14 basis points from 4.77% at June 30, 1998 to 4.63% at June 30, 1999. Year-to-date interest margin decreased to 3.85% from 4.43% as of the same period in 1998. The year-to-date decline in net interest margin was primarily the result of lower volume in the category of loans, which materially outpaced the gains in rate and volume recorded by the other categories of earning assets. The overall margin for the six month period ended June 30, 1999 decline by 65 basis points from prior year levels. As of June 30, 1999, average loans totaled $58.9 million compared to $75.3 million at June 30, 1998. This represents a decline of $16.4 million or 21.7%.

         As of June 30, 1999, year-to-date average earning assets increased by $13.1 million or 13.9% to $107.4 million compared to $94.3 million for the same period in 1998. Average total loans, the largest component of earning assets, decreased to $58.9 million compared to $75.3 million for 1998. Average securities increased by $32.3 million to $45.4 million compared to $13.1 million for first six months of 1998. Average federal funds sold and money market instruments declined by 2.7 million or 46.5% to $3.1 million as of June 30, 1999 compared to $5.8 million for the same period in 1998.

         The overall growth in earning assets was primarily funded by increases in time deposits, interest checking accounts, and customer repurchase agreements. Average interest bearing deposits increased to $93.2 million as of June 30, 1999 from $79.5 million for the same period in 1998, representing an increase of $13.7 million, or 17.2%. Average demand deposits increased slightly to $10.4 million for the first three months of 1999 compared to $10.3 million for the same period in 1998. Table 1 and Table 1A presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income.

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1


                                                           Three Months Ended                        Three Months Ended
                                                             June 30, 1999                              June 30, 1998
                                                           ------------------                        ------------------


                                                  Average                     Average         Average                    Average
                                                  Balance      Interest         Rate          Balance      Interest        Rate
                                               -----------------------------------------  -----------------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                     49,370           748         6.08%          12,441          169         5.45%
  Other Investments                                   420             7         6.68%             399            6         6.03%
                                               ------------------------------------------------------------------------------------

    Total Securities                               49,790           755         6.08%          12,840          175         5.47%

Loans: (1)
  Commercial                                       14,862           350         9.43%          21,081          524         9.97%
  Real Estate-Construction                            211             5         9.50%             220            2         3.65%
  Real Estate-Mortgage                             37,703           856         9.11%          45,345        1,021         9.03%
  Consumer                                          5,355           169        12.67%           7,497          214        11.45%
                                               -----------------------------------------  -----------------------------------------

     Total Loans                                   58,131         1,380         9.52%          74,143        1,761         9.53%

  Federal Funds Sold                                2,052            24         4.69%           6,382           91         5.72%
                                               -----------------------------------------  -----------------------------------------


  Total Interest-Earning Assets                   109,973         2,159         7.87%          93,365        2,027         8.71%

Noninterest-Earning Assets:
  Cash and Due from Banks                           2,827                                       2,618
  Other Assets                                      9,083                                       8,366
  Allowance for Loan Losses                          (802)                                     (1,269)
  Deferred Loan Fees                                  (50)                                       (147)
                                               -----------                                ------------

  Total Noninterest-Earning Assets                 11,058                                       9,568
                                               -----------                                ------------

Total Assets                                     $121,031                                    $102,933
                                               ===========                                ============

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1 (continued)



                                                           Three Months Ended                        Three Months Ended
                                                             June 30, 1999                              June 30, 1998
                                                           ------------------                        ------------------

                                                   Average                    Average        Average                    Average
                                                   Balance      Interest        Rate         Balance      Interest        Rate
                                                -------------------------------------     -------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                       $10,369           $52        2.00%         $8,854           $50        2.27%
  Money Market Deposits                             10,923            87        3.21%         11,689            94        3.23%
  Savings Deposits                                   4,897            31        2.54%          4,470            27        2.42%
  Certificates of Deposit
    $100,000 and over                               19,012           274        5.78%         15,746           229        5.83%
  Certificates of Deposit                           49,755           643        5.18%         38,393           529        5.53%
                                                -------------------------------------     -------------------------------------

  Total Interest-Bearing Deposits                   94,956         1,087        4.59%         79,152           929        4.71%

Purchased Funds & Other Borrowings                   7,346            93        5.08%          4,713            68        5.79%
                                                -------------------------------------     -------------------------------------

  Total Interest-Bearing Liabilities               102,302         1,180        4.63%         83,865           997        4.77%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                             11,039                                    10,674
  Other Liabilities                                    504                                       540
                                                -----------                               -----------
  Total Noninterest-Bearing
   Liabilities                                      11,543                                    11,214
                                                -----------                               -----------

Total Liabilities                                  113,845                                    95,079
Shareholders' Equity                                 7,186                                     7,854
                                                -----------                               -----------
Total Liabilities and Shareholders'
   Equity                                         $121,031                                  $102,933
                                                ===========                               ===========

Interest Spread                                                                 3.26%                                     3.94%
                                                -------------------------------------     -------------------------------------

Net Interest Margin                                                 $979        3.57%                       $1,030        4.42%
                                                =====================================     =====================================

Cost to fund earning assets                                                     4.30%                                     4.28%
                                                                            =========                                   =======

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

GRANDBANC, INC.
Rate and Volume Analysis
--------------------------

                                               From the three months ended
                                                   June 30, 1999 to the
(Dollars in thousands)                              three months ended
Table 2                                                June 30, 1998
                                                       Change Due to:
                                               ---------------------------

                                              Total
                                            Increase
                                           (Decrease)       Rate         Volume
                                         ---------------------------------------
Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                 579           $77           $502
 Other Investments                               1            $1             $0
                                         ----------

  Total Securities                             580           $76           $504

Loans: (1)
  Commercial                                  (175)         ($20)         ($155)
  Real Estate-Construction                       3            $3            ($0)
  Real Estate-Mortgage                        (165)           $7          ($172)
  Consumer                                     (45)          $16           ($61)
                                         ----------

  Total Loans                                 (381)          ($1)         ($380)

Federal Funds Sold                             (67)          ($5)          ($62)
                                         ----------



Total interest income                          132         ($229)          $361
                                         ----------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                     2           ($7)            $9
  Money Market Deposits                         (7)          ($0)           ($6)
  Savings Deposits                               4            $1             $3
  Certificates of Deposit
    $100,000 and over                           45           ($2)           $47
  Certificates of Deposit                      114          ($43)          $157
                                         ----------

  Total Interest-Bearing Deposits              158          ($27)          $185

Total interest expense                         183          ($36)          $219
                                         ----------

Net interest income                           ($51)        ($235)          $183
                                         ==========

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

*   Variances are computed on a line-by-line basis and are non-additive

    The increase or decrease due to a change in average volume has been determined by multiplying the change in average volume by the average rate durig the during the preceding period, and the increase or decrease due to a change in average rate has been determined by multiplying the current average by the change in average rate.

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1a

                                                        Six Months Ended                               Six Months Ended
                                                         June 30, 1999                                   June 30, 1998
                                                        ----------------                               ----------------


                                              Average                       Average        Average                       Average
                                              Balance       Interest          Rate         Balance        Interest         Rate
                                          --------------------------------------------  -------------------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                 44,943          1,351          6.06%          12,671            353         5.62%
  Other Investments                               463             14          6.10%             457             14         6.18%
                                          -----------------------------------------------------------------------------------------

    Total Securities                           45,406          1,365          6.06%          13,128            367         5.64%

Loans: (1)
  Commercial                                   15,702            736          9.45%          21,113          1,030         9.84%
  Real Estate-Construction                        211              9          8.70%             270             16        11.95%
  Real Estate-Mortgage                         37,471          1,799          9.68%          46,225          2,070         9.03%
  Consumer                                      5,490            340         12.47%           7,716            455        11.89%
                                          --------------------------------------------  -------------------------------------------

     Total Loans                               58,874          2,884          9.88%          75,324          3,571         9.56%

  Federal Funds Sold                            3,091             73          4.76%           5,809            160         5.55%
                                          --------------------------------------------  -------------------------------------------



  Total Interest-Earning Assets               107,371          4,322          8.12%          94,261          4,098         8.77%

Noninterest-Earning Assets:
  Cash and Due from Banks                       2,739                                         2,396
  Other Assets                                  8,558                                         8,021
  Allowance for Loan Losses                      (845)                                       (1,408)
  Deferred Loan Fees                             (102)                                         (140)
                                          ------------                                  ------------

  Total Noninterest-Earning Assets             10,350                                         8,869
                                          ------------                                  ------------

Total Assets                                 $117,721                                      $103,130
                                          ============                                  ============

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1a (continued)


                                                            Six Months Ended                         Six Months Ended
                                                             June 30, 1999                            June 30, 1998
                                                            ----------------                         ----------------

                                                 Average                       Average      Average                    Average
                                                 Balance         Interest      Rate         Balance     Interest       Rate
                                             ----------------------------------------    ---------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                     $10,139           $101         2.01%       $8,824           $98         2.24%
  Money Market Deposits                           10,991            175         3.21%       11,288           180         3.22%
  Savings Deposits                                 4,669             59         2.55%        4,339            54         2.51%
  Certificates of Deposit
    $100,000 and over                             19,023            516         5.47%       15,740           451         5.78%
  Certificates of Deposit                         48,380          1,255         5.23%       39,341         1,084         5.56%
                                             ----------------------------------------  ---------------------------------------

  Total Interest-Bearing Deposits                 93,202          2,106         4.56%       79,532         1,867         4.73%

Purchased Funds & Other Borrowings                 6,222            164         5.32%        4,713           160         6.85%
                                             ----------------------------------------  ---------------------------------------

  Total Interest-Bearing Liabilities              99,424          2,270         4.60%       84,245         2,027         4.85%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                           10,427                                    10,268
  Other Liabilities                                  494                                       859
                                             ------------                              ------------
  Total Noninterest-Bearing
   Liabilities                                    10,921                                    11,127
                                             ------------                              ------------

Total Liabilities                                110,345                                    95,372
Shareholders' Equity                               7,376                                     7,758
                                             ------------                              ------------
Total Liabilities and Shareholders'
   Equity                                       $117,721                                  $103,130
                                             ============                              ============

Interest Spread                                                                 3.52%                                    3.92%
                                             ----------------------------------------  ---------------------------------------

Net Interest Margin                                              $2,052         3.85%                     $2,071         4.43%
                                             ========================================  =======================================

Cost to fund earning assets                                                     4.26%                                    4.34%
                                                                              =======                                  =======

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

GRANDBANC, INC.
Rate and Volume Analysis
--------------------------


                                                From the six months ended
                                                  June 30, 1999 to the
(Dollars in thousands)                              six months ended
Table 2a                                             June 30, 1998
                                                     Change Due to:
                                                -------------------------

                                           Total
                                          Increase
                                         (Decrease)        Rate         Volume
                                        ---------------------------------------
Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                998           $99           $899
 Other Investments                             (0)          ($0)            $0
                                        ----------

  Total Securities                            998           $96           $902

Loans: (1)
  Commercial                                 (294)         ($30)         ($264)
  Real Estate-Construction                     (7)          ($3)           ($3)
  Real Estate-Mortgage                       (271)         $121          ($392)
  Consumer                                   (115)          $16          ($131)
                                        ----------

  Total Loans                                (687)          $93          ($780)

Federal Funds Sold                            (87)         ($12)          ($75)
                                        ----------



Total interest income                         224         ($346)          $570
                                        ----------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                    3          ($12)           $15
  Money Market Deposits                        (5)          ($0)           ($5)
  Savings Deposits                              5            $1             $4
  Certificates of Deposit
    $100,000 and over                          65          ($29)           $94
  Certificates of Deposit                     171          ($78)          $249
                                        ----------

  Total Interest-Bearing Deposits             239          ($82)          $321

Total interest expense                        243         ($122)          $365
                                        ----------

Net interest income                          ($19)        ($307)          $288
                                        ==========

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

Provision for Loan Losses
         A provision for loan losses of $68 thousand was required for the three months ended June 30, 1999. No provision was required for the second quarter of 1998. For the six-month period ended June 30, 1999, the required provision for loan losses totaled $189 thousand compared to $10 thousand for the same period in 1998. A more detailed discussion and analysis of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

Noninterest Income
         Non-interest income for the three-month period ended June 30, 1999 was $135 thousand, compared to $190 thousand for the three-month period ended June 30, 1998, representing a decrease of $55 thousand or 29.0%. For the six-month period ended June 30, 1999, noninterest income totaled $272 thousand compared to $318 thousand for the same period in 1998, representing a decrease of $46 thousand or 14.5%.

Noninterest Expense
         In support of the Company's strategic growth, total noninterest expenses consisting of employee related costs, occupancy expenses, and other overhead totaled $1.2 million for the second quarter of 1999, compared to $1.1 million for the same period in 1998, representing an increase of $72 thousand or 6.4%. For the first six months of 1999, noninterest expenses totaled $2.4 million compared to $2.2 million for the same period in 1998, representing an increase of $190 thousand or 8.6%

          The single largest increases in noninterest expenses were attributable to employee salaries and benefits. Salaries and employee benefits expense totaled $561 thousand for the quarter ended June 30, 1999 compared to $430 thousand for the same period in 1998, representing an increase of $131 thousand or 30.1%. For the six-month period ended June 30, 1999, salaries and employee benefits totaled $1,067 thousand compared to $892 thousand for the same period of 1998. This represents an increase of $175 thousand, or 19.6%

          Occupancy expense totaled $155 thousand for the quarter ended June 30, 1999 compared to $186 thousand in 1998. Year-to-date June 30, 1999, occupancy costs were $321 thousand compared to $378 thousand for the same period in 1998. The decreases in occupancy costs are attributable to the savings gained from the purchase of the building housing the finance and operations departments and the Bethesda/Metro branch. The building is located at 7535 Old Georgetown Road, Bethesda, Maryland.

         Other operating expenses increased by $4.0 thousand or 0.97 % for the first quarter of 1999 compared to the same period in 1998. For the second quarter of 1999, other operating expenses totaled $415 thousand compared to $411 thousand for the same period in 1998. For the first six months of 1999, other operating expenses totaled $859 thousand compared to $814 for the first six months of 1998, representing an increase of $45 thousand or 5.53%.

Capital Resources
         Shareholders' equity on June 30, 1999 was $6.4 million compared to $7.6 million at December 31, 1998. Book value per share of common stock on June 30, 1999 was $1.59 compared to $1.90 per share at December 31, 1998. Factors contributing to the decrease in shareholders' equity were the reported net operating loss and the decline in the fair market value of the securities available-for-sale portfolio.

         At June 30, 1999 the Company's Tier 1 and total risk-based capital ratios were 7.50% and 8.55%, respectively, compared to 7.95% and 9.24% at December 31, 1998. The Company's leverage ratio was 4.78% at June 30, 1999 compared to 5.60% at December 31, 1998. Table 3 details the various components of shareholders' equity.

         Tier 1 and total risk-based capital ratios for GrandBank, the Company's banking affiliate were 10.13% and 11.22% respectively at June 30, 1999 compared to 10.70% and 12.00% at December 31, 1998. The Bank's leverage ratio was 6.27% at June 30, 1999 compared to 7.60% at December 31, 1998.

         The Bank continues to maintain capital levels that exceed the minimum regulatory guidelines for "well capitalized" institutions. The Company plans to maintain a capital base sufficient to be able to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

GRANDBANC, INC.
SHAREHOLDERS' EQUITY
(Dollars in thousands)
Table 3

                                                                                    June 30,            December 31,
                                                                                      1999                  1998
                                                                                  -----------------------------------

Tier 1 Capital:
Common Stock                                                                      $      405              $      405
Surplus                                                                               10,963                  10,963
Retained Earnings                                                                     (3,809)                 (3,648)
Unrealized holding (loss) gain on securities available-for-sale                       (1,111)                    (32)
                                                                                  -----------------------------------

Total Shareholders' Equity                                                             6,448                   7,688

Less: Unrealized holding loss (gain) on securities available for sale                  1,111                      32
Less: Dissallowed intangibles                                                         (2,027)                 (1,864)
                                                                                  -----------------------------------

     Total Tier 1 Capital                                                              5,532                   5,856


Tier 2 Capital:

 Qualifying allowance for loan losses                                                    777                     953


                                                                                    ----------------------------------

     Total Tier 2 Capital                                                                777                     953
                                                                                    -----------------------------------

Total Risk-Based Capital                                                               6,309                   6,809
                                                                                  ===================================


Risk Weighted Assets                                                                  73,800                  73,676
                                                                                  ===================================


Ratios:

Tier 1 Capital to risk weighted assets                                                 7.50%                   7.95%
Tier 2 Capital to risk weighted assets                                                 1.05%                   1.29%
                                                                                  -----------------------------------

Total risk-based capital ratio                                                         8.55%                   9.24%
                                                                                  ===================================

Leverage Ratio-Tier 1 Capital to quarterly
average assets less intangibles                                                        4.78%                   5.60%
                                                                                  ===================================

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

         The ratio of allowance for loan losses to total loans at June 30, 1999 was 1.36% compared to 1.51% at December 31, 1998. The coverage multiple of allowance for loan losses to nonperforming loans was 1.11 at June 30, 1999 compared to 1.73 at December 31, 1998. Management believes that the allowance for loan losses at June 30, 1999 is adequate to cover losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard, or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Nonperforming Assets and Past Due Loans
         Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $97 thousand to $812 thousand at June 30, 1999 from $909 thousand at December 31, 1998. Non performing assets to total assets at June 30, 1999 were 0.68% compared to 0.83% at December 31, 1998.

         Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans increased by $163 thousand to $698 thousand at June 30, 1999 from $535 thousand at December 31, 1998.

         Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. The Company had past due loans of $351 thousand at June 30, 1999 compared to $127 thousand at December 31, 1998.

         Table 4 details nonperforming assets, past due loans and asset quality ratios.

GRANDBANC, INC.
Credit Quality
(Dollars in thousands)
Table 4

                                                June 30,        December 31,
                                                  1999              1998
                                             -------------------------------
Nonaccrual Loans                                     $698              $535
Restructured Loans                                      0                 0
                                             -------------------------------

  Total Nonperforming Loans                           698               535
Other Real Estate                                     114               374
                                             -------------------------------

  Total Nonperforming Assets                          812               909


Loans past due 90 days or
  more and accruing interest                          351               127
                                             -------------------------------

  Total Nonperforming Assets and
    Loans past due 90 days or more                 $1,163            $1,036
                                             ===============================


Total Loans at Period End (1)                      57,342            61,300
Allowance for Loan Losses                             777               927
Total Assets                                      119,345           109,673



Asset Quality Ratios:

Allowance for Loan Losses to
   Period end Loans                                 1.36%             1.51%

Allowance for Loan Losses to
   Nonperforming Loans (Multiple)                   1.11 X            1.73 X

Total Nonperforming Loans
  to Total Loans                                    1.22%             0.87%

Total Nonperforming Assets to
  Total Assets                                      0.68%             0.83%

Nonperforming Assets to Total
  Loans plus Other Real Estate                      1.41%             1.47%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                             2.02%             1.68%

(1) Total loans are reported net of unearned income.

ASSET LIABILITY MANAGEMENT

Liquidity and Interest Rate Sensitivity Analysis
         The primary functions of asset/liability management are to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

                  At June 30, 1999, cash equivalents and securities available-for-sale totaled $53.2 million compared to $42.4 million at December 31, 1998. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and federal funds facilities with its correspondent banks. In addition, the Company's strong capital position, a large core deposit base, the quality of assets and future earnings power will ensure the Company's long term liquidity needs are met.

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

         The data in Table 5 reflects repricing or expected maturities of various assets and liabilities at June 30, 1999. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation" Table 5 also presents interest sensitivity on an adjusted basis using Beta adjustments. Essentially, the Beta adjustments recognize that certain assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in deposit rates to lag movements in open market rates. On a cumulative one year basis at June 30, 1999, the Company had a negative adjusted gap of $9.1 million or 7.66% of excess interest sensitive liabilities over interest sensitive assets. Management believes that its current gap position effectively insulates the Bank from significant interest rate risk.

Interest Rate Gap Analysis
(Dollars in thousands)
Table 5

                                                                                 June 30, 1999
                                              --------------------------------------------------------------------------------

                                                     1-90             91-180         181-365           1-5             Over 5
INTEREST-SENSITIVE ASSETS:                           Days              Days            Days           Years            Years
------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                                    977              $0              $0              $0                $0
  Securities                                            593             621           2,778          15,148            32,574
  Loans Maturing                                        909               0             268          12,768             2,488
  Loans Repricing                                    25,419               0           6,739           4,550             1,608
  Credit Card Receivables                             2,593               0               0               0                 0
                                              --------------------------------------------------------------------------------

    Total                                           $30,491            $621          $9,785         $32,466           $36,670
                                              --------------------------------------------------------------------------------

    Cumulative Totals                               $30,491         $31,112         $40,897         $73,363          $110,033
                                              --------------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES:
-------------------------------------------

  Certificate of Deposits & CD IRA's                 10,992           7,186          17,929          33,109                 0
  Savings Accounts & Savings IRA's                    5,012               0               0               0                 0
  Interest Checking Accounts                         10,728               0               0               0                 0
  Money Market Deposit Accounts                      10,784               0               0               0                 0
  Repurchase Agreements                                   0               0               0               0                 0
  Sweep Accounts                                      3,713               0               0               0                 0
  FHLB - Advances                                         0               0               0               0                 0
 Other                                                  885              25             275            1725                 0
                                              --------------------------------------------------------------------------------

    Totals                                          $42,114          $7,211         $18,204         $34,834                $0
                                              --------------------------------------------------------------------------------

    Cumulative Totals                               $42,114         $49,325         $67,529        $102,363          $102,363
                                              --------------------------------------------------------------------------------

      Gap                                           (11,623)         (6,590)         (8,419)         (2,368)           36,670
                                              ================================================================================

      Cumulative Gap                               ($11,623)       ($18,213)       ($26,632)       ($29,000)           $7,670
                                              ================================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .30)                7,510
   Savings accounts (beta factor .30)                 3,508
   Money Market Accounts (beta factor .40)            6,470

                                              --------------------------------------------------------------------------------
Cumulative Adjusted Gap                              $5,865           ($725)        ($9,144)       ($11,512)          $25,158

                                              ================================================================================

As Reported Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilities (Cumulative):                   72.40%          63.08%          60.56%          71.67%           107.49%

Cumulative Gap/Total Assets                          - 9.74%         -15.26%         -22.32%         -24.30%             6.43%

Beta Adjusted Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilities (Cumulative):                  123.82%          97.72%          81.73%          86.44%           129.64%

Cumulative Gap/Total Assets                            4.91%          -0.61%          -7.66%          -9.65%            21.08%

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

As of June 30, 1999, the Corporation had met its Y2K goals and will continue to meet the goals of the overall Y2K Plan. By June 30, 1999, the Corporation had performed risk assessments, had assessed the Y2K preparedness of suppliers of data processing services to the Corporation, had implemented its customer awareness program, had developed its Y2K contingency Plan, and had tested and implemented necessary changes in hardware and software. Elements of the Y2K Plan, such as risk assessments, customer communications, and the continuing testing and evaluation of systems and equipment, are processes that will continue into the year 2000. The Y2K contingency plan calls for the company to manually process bank transactions and to use other data processing methods, in the event that Y2K efforts of the Corporation and its data services providers are not successful.

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

Purchases of hardware and software have been and, if applicable, will continue to be capitalized in accordance with normal policy. Internal personnel and all other costs related to the project are being expensed and will continue to be expensed as incurred. Because of the high level of dependency on outside data service providers, the cost of resolving Y2K issue has not been significant to the Corporation. Management believes that any additional cost related to Y2K issues both internal and external will not be material to the Corporation's business, operations, liquidity, capital resources, or financial condition, based on the information developed to date and communications from data processing suppliers. The Corporation is funding its Y2K expenditures through continuing operations as part of the overall data processing budget. The 1999 budget for this category is $475,000.

                                GRANDBANC, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1999


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held on May 27, 1999

         (b) The following individuals were elected as Directors of the Corporation to serve for a period of one year.

                                 Abbey J. Butler
                                 Steven K. Colliatie
                                 Melvyn J. Estrin
                                 Avis J. Pointer
                                 Joan H. Schonholtz

         (c) The matter of the ratification of auditors (Independent Accounting Firm of Stegman & Company) for the year 1999 was approved by a majority of votes cast by the shareholders of the Corporation. The vote was as follows:
                  Affirmative votes:                 2,397,101          59.2%
                  Negative votes:                        5,738           0.1%
                  Abstained votes:                     101,932           2.5%

Item 6 - Exhibits and Reports on Form 8-K.

           A.     Exhibits

                  (11) "Computation of Earnings per Common Share" is presented as Note 7 on Page 10.

                  (27)     Financial Data Schedule:  Filed herewith.

           B.     Reports on Form 8-K

                  None

                                GRANDBANC, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1999



                                  SIGNATURES
                                  ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GRANDBANC, INC.
                                          (Registrant)




Date: August 9, 1999                 /s/  Steven K. Colliatie
      --------------                --------------------------------------------
                                          Steven K. Colliatie
                                          President and Chief Executive Officer




Date: August 9, 1999                 /s/ Domingo Rodriguez
     ---------------                --------------------------------------------
                                          Domingo Rodriguez
                                          Executive Vice President and
                                          Chief Financial Officer