Form 10QSB
period 1999-09-30
GRANDBANC INC
filed 1999-11-12
CIK 719488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999
                         Commission File Number: 0-16187


                                 GRANDBANC, INC.
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Maryland                                         52-1332050
-------------------------------             -----------------------------------
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

                     YES     X           NO
                          -------            -------

     At November 8, 1999, there were 4,049,665 shares of Common Stock, par value $.10 per share outstanding.

         Transitional Small Business Disclosure Format

                     YES                 NO      X
                           --------          --------

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

    Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets.......................................1
         Consolidated Statements of Income.................................2
         Consolidated Statements of Shareholders' Equity...................3
         Consolidated Statements of Changes in Cash Flows .................4
         Notes to Consolidated Financial Statements.....................5-10

    Item 2 - Management's Discussion and Analysis.........................11

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.................................29

    6(a)      Exhibits:

         3.1 GrandBanc, Inc. Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Grandbanc, Inc. Form 10-QSB for the Quarterly Period Ended June 30, 1997.)

         3.2  GrandBank, Inc. By-Laws

         10.1 Form of Employment Agreement between GrandBank and Domingo A. Rodriquez, Executive Vice President and CFO, dated December , 1998.

         10.2 Form of Employment Agreement between GrandBank and Gary L. Hobert, Executive Vice President-Lending, dated March 3, 1999.

         10.3 Form of Employment Agreement between GrandBanc, Inc., GrandBank and Steven K. Colliatie, President and Chief Executive Officer, dated June 17, 1999.

         11 "Computation of Earnings per Common Share" is presented as Note 7 on page 10

         27   Financial Data Schedule

    6(b).     Reports on Form 8-K

Signatures................................................................30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDBANC, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

                                                                 September 30,        December 31,
                                                                     1999                1998
--------------------------------------------------------------------------------------------------
                            ASSETS
Cash and Due from banks                                               $ 2,428             $ 3,225
Federal funds sold                                                      2,789               5,132
                                                               -----------------------------------
     Total cash and cash equivalents                                    5,217               8,357

Securities available-for-sale                                          46,221              34,080
Securities held-to-maturity                                                 -                   -

Loans, net of unearned discount and loan fees                          58,231              61,300
Less: Allowance for  loan losses                                         (679)               (927)
                                                               -----------------------------------
Loans, net                                                             57,552              60,373

Bank premises and equipment, net                                        3,909               1,825
Accrued income receivable                                                 835                 669
Prepaid expenses and other assets                                         768                 892
Deferred income taxes                                                   2,791               1,924
Intangible assets                                                       1,058               1,179
Other real estate owned                                                   114                 374
                                                               -----------------------------------
     TOTAL ASSETS                                                   $ 118,465           $ 109,673
                                                               ===================================

             LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                             $ 10,488            $ 10,069
  Interest checking                                                    10,360               9,970
  Savings                                                              14,976              14,547
  Time                                                                 66,872              62,139
                                                               -----------------------------------
Total Deposits                                                        102,696              96,725

Securities sold under agreement to repurchase
          and other borrowed funds                                      9,046               4,764
Other liabilities                                                         419                 496
                                                               -----------------------------------
     TOTAL LIABILITIES                                                112,161             101,985
                                                               -----------------------------------

SHAREHOLDERS' EQUITY
Common stock                                                              405                 405
Surplus                                                                10,963              10,963
Retained earnings                                                      (3,813)             (3,648)
Accumulated comprehensive income:
  Unrealized holding loss on securities available-for-sale             (1,251)                (32)
                                                               -----------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                         6,304               7,688
                                                               -----------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 118,465           $ 109,673
                                                               ===================================

BOOK VALUE PER SHARE                                                   $ 1.56              $ 1.90
                                                               ===================================

ACTUAL SHARES OUTSTANDING                                               4,050               4,050
                                                               ===================================

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                                              For The Three Months Ended      For The Nine Months Ended
                                                                     September 30,                  September 30,
                                                             ------------------------------ ------------------------------
                                                                 1999           1998            1999           1998
                                                             ============================== ==============================
INTEREST INCOME:
  Interest and fees on loans                                   $     1,353     $     1,769    $     4,236     $     5,339
  Interest on federal funds sold and repurchase agreement               13              33             86             193
  Interest on Securities                                               783             229          2,148             596
                                                             ------------------------------ ------------------------------
     TOTAL INTEREST INCOME                                           2,149           2,031          6,470           6,128
                                                             ------------------------------ ------------------------------

INTEREST EXPENSE:
  Interest on deposits                                               1,058             898          3,163           2,764
  Interest on securities sold under agreements to
    repurchase and other borrowed funds                                 87              75            251             235
                                                             ------------------------------ ------------------------------
     TOTAL INTEREST EXPENSE                                          1,145             973          3,414           2,999
                                                             ------------------------------ ------------------------------

NET INTEREST INCOME                                                  1,004           1,058          3,056           3,129

PROVISION  FOR LOAN LOSSES                                               -               -            189              10
                                                             ------------------------------ ------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                    1,004           1,058          2,867           3,119
                                                             ------------------------------ ------------------------------

NONINTEREST INCOME:
  Service charges                                                      105              73            280             242
  Other                                                                 57              71            154             219
                                                             ------------------------------ ------------------------------
     TOTAL NONINTEREST INCOME                                          162             144            434             461
                                                             ------------------------------ ------------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                       499             442          1,567           1,334
  Occupancy                                                            153             193            474             571
  Equipment                                                             76              66            225             188
  Other operating expenses                                             441             445          1,300           1,258
                                                             ------------------------------ ------------------------------
     TOTAL NONINTEREST EXPENSES                                      1,169           1,146          3,566           3,351
                                                             ------------------------------ ------------------------------

INCOME BEFORE APPLICABLE INCOME TAXES                                   (3)             56           (265)            229

INCOME TAXES                                                             -              20           (100)             79
                                                             ------------------------------ ------------------------------
NET INCOME                                                            $ (3)    $        36    $      (165)    $       150
                                                             ============================== ==============================

PER COMMON SHARE DATA
Basic Earnings                                                 $     (0.00)    $      0.01    $     (0.04)    $      0.04
Diluted Earnings                                               $     (0.00)    $      0.01    $     (0.04)    $      0.04

AVERAGE COMMON SHARES
Basic                                                                4,050           4,049          4,050           4,048
Diluted                                                              4,241           4,273          4,227           4,230

See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)


                                                   Common                                               Accumulated
                                                    Stock                                                  Other
                                                   Shares     Common                   Retained        Comprehensive
                                                 Outstanding   Stock     Surplus       Earnings         Income, Net        Total
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1997                          4,041   $ 404     $ 10,928       $ (3,747)           $ (100)       $ 7,485

  Net income for the six months
     ended June 30, 1998                                  -       -            -            150                 -            150

  Common stock issuance                                   9       1           35              -                 -             36

  Change in unrealized holding gain
       (loss) on securities available for sale            -       -            -              -               144            144
                                               ----------------------------------------------------------------------------------
Balance at September 30, 1998                         4,050   $ 405     $ 10,963       $ (3,597)             $ 44        $ 7,815
                                               ==================================================================================

Balance at December 31, 1998                          4,050   $ 405     $ 10,963       $ (3,648)            $ (32)       $ 7,688

  Net income for the six months
     ended June 30, 1999                                  -       -            -           (165)                -           (165)

  Common stock issuance                                   -       -            -              -                 -              -

  Change in unrealized holding gain
       (loss) on securities available for sale            -       -            -              -            (1,219)        (1,219)
                                               ----------------------------------------------------------------------------------
Balance at September 30, 1999                         4,050   $ 405     $ 10,963       $ (3,813)         $ (1,251)       $ 6,304
                                               ==================================================================================


See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                             For the Nine Months Ended
                                                                                   September 30,
                                                                          ---------------------------------
                                                                               1999            1998
                                                                          =================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $     (165)       $      150
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                     215               187
    Net amortization of securities                                                   100                33
    Amortization of intangibles                                                      121               119
    Provision for loan losses                                                        189                10
    Other real estate owned - writedowns                                               -                10
    Net realized gain on sale of securities                                           (6)                -
   (Benefit) provision for deferred income taxes                                    (100)               79
Change in assets and liabilities:
      Accrued income receivable, other assets and other real estate                  339               (32)
      Accrued expenses and other liabilities                                         (77)             (101)
                                                                          ---------------------------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                           616               455
                                                                          ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in federal funds sold                                    2,343             2,816
  Proceeds from sales and maturities of
     available for sale securities                                                 8,266             5,743
  Proceeds from sales and maturities of
     held to maturity securities                                                       -             6,672
  Purchases of available for sale securities                                     (22,465)          (17,356)
  Net decrease in loans                                                            2,489             4,714
  Purchases of bank premises and equipment                                        (2,299)              (85)
  Proceeds from sale of foreclosed real estate and other assets                        -               914
                                                                          ---------------------------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       (11,666)            3,418
                                                                          ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                              5,971            (3,636)
  Net increase (decrease) in federal funds purchased and
    other short-term borrowings                                                    4,282              (451)
  Net decrease in long term debt                                                       -                 -
                                                                          ---------------------------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        10,253            (4,087)
                                                                          ---------------------------------

NET INCREASE (DECREASE) IN CASH                                                     (797)             (214)
CASH AT BEGINNING OF PERIOD                                                        3,225             2,460
                                                                          ---------------------------------
CASH AT END OF PERIOD                                                         $    2,428        $    2,246
                                                                          =================================


INTEREST PAID                                                                 $    3,374        $    2,877
                                                                          =================================

See notes to condensed consolidated financial statements.

                                GRANDBANC, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1999


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

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4.  Securities
(in thousands)

                                                       September 30, 1999
-------------------------------------------------------------------------------------------------------------
                                                                      Gross           Gross
                                                    Amortized      Unrealized      Unrealized       Fair
                                                       Cost           Gains          Losses         Value
                                                  -----------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations               $ 26,506        $      2        $ (1,233)   $ 25,275
Mortgage-Backed Securities                                21,334              18            (884)     20,468
Other Securities                                             420              58               -         478
                                                  -----------------------------------------------------------

Total                                                   $ 48,260        $     78        $ (2,117)   $ 46,221
                                                  ===========================================================

Securities Held-to-Maturity
U.S. Government Agencies and Corporations               $      -        $      -        $      -    $      -
Mortgage-Backed Securities                                     -               -               -           -
                                                  -----------------------------------------------------------

Total                                                   $      -        $      -        $      -    $      -
                                                  ===========================================================

                                                                      December 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                                      Gross           Gross
                                                     Amortized      Unrealized      Unrealized       Fair
                                                       Cost           Gains           Losses        Value
                                                  -----------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations               $ 17,601        $     28          $ (111)   $ 17,518
Mortgage-Backed Securities                                16,133              52             (80)     16,105
Other Securities                                             399              58               -         457
                                                  -----------------------------------------------------------

Total                                                   $ 34,133        $    138          $ (191)   $ 34,080
                                                  -----------------------------------------------------------

Securities Held-to-Maturity
U.S. Government Agencies and Corporations               $      -        $      -        $      -    $      -
Mortgage-Backed Securities                                     -               -               -           -
                                                  -----------------------------------------------------------

Total                                                   $      -        $      -        $      -    $      -
                                                  -----------------------------------------------------------

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5.  Loans
(in thousands)

                                                September 30,       December 31,
For The Periods Ended                               1999               1998
--------------------------------------------------------------------------------

Commercial                                       $      13,753    $      17,477
Real Estate-Construction                                   254              211
Real Estate-Mortgage                                    39,561           37,845
Consumer                                                 2,461            2,890
Credit Card Receivable                                   2,251            3,065
                                             -----------------------------------

  Gross loans                                           58,280           61,488
                                             -----------------------------------

Less: Deferred loan fees and
         unearned discount                                 (49)            (188)
                                             -----------------------------------

Loans, net of unearned discount and
   deferred loan fees                                   58,231           61,300
                                             -----------------------------------

Allowance for loan losses                                 (679)            (927)
                                             -----------------------------------

Loans, net                                       $      57,552    $      60,373
                                             ===================================

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6.  Allowance for Loan Losses
(in thousands)

                                                          Three Months                            Nine Months
                                                       Ended September 30,                    Ended September 30,
                                               ------------------------------------    -----------------------------------
For the Periods Ended                                1999              1998                  1999             1998
--------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                        $      777      $      1,204           $      927      $      1,702

Provision charged to expense                                   -                 -                  190                10

Charge-offs:
  Commercial and other                                         -                 2                   21               156
  Consumer                                                   100               175                  441               288
  Real Estate                                                  -               336                    -               621
                                               ---------------------------------------------------------------------------

    Total Charge-offs                                        100               513                  462             1,065

Recoveries:
  Commercial and other                                         -               288                   12               331
  Consumer                                                     2                 -                   12                 1
  Real Estate                                                  -                77                    -                77
                                               ---------------------------------------------------------------------------

    Total Recoveries                                           2               365                   24               409

Net Charge-Offs (Recoveries)                                  98               148                  438               656
                                               ---------------------------------------------------------------------------

Balance at end of period                              $      679      $      1,056           $      679      $     1,056
                                               ===========================================================================


Average Total Loans (1)                               $   56,785      $     72,449           $   58,162      $     74,263

Total Loans at Period End (1)                         $   58,231      $     72,086           $   58,231      $     72,086

Ratio of net charge-offs (recoveries)
  to average total loans                                   0.17%             0.20%                0.75%             0.88%

Ratio of allowance for
  loan losses to total
  loans at period end                                      1.17%             1.46%                1.17%             1.46%

(1) Total Loans are reported net of unearned income.

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6A
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)


                                                            Percent of                          Percent of
                                                         Loans in each                       Loans in each
                                                           category to                         category to
                                        September 30,            Total     December 31,              Total
                                                 1999            Loans             1998              Loans
                                        -------------------------------------------------------------------
Commercial                                        $63            23.6%             $114              28.4%
Real Estate-Construction                            1             0.4%                1               0.3%
Real Estate-Mortgage                              214            67.9%              450              61.5%
Consumer                                          341             8.1%              281               9.7%
Unallocated                                        60              N/A               81                N/A
                                        -------------------------------------------------------------------

Total                                            $679           100.0%             $927             100.0%
                                        ===================================================================

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7.  Earnings Per Share
(in thousands, except per share data)

                                                               Three Months                   Nine Months
                                                            Ended September 30,           Ended September 30,
                                                       ---------------------------------------------------------
                                                            1999           1998           1999           1998
================================================================================================================
Basic earnings per share:

Net income                                                 $    (3)       $   36        $  (165)        $  150

Stock and stock equivalents (average shares):
   Common shares outstanding                                 4,050         4,049          4,050          4,048
   Stock options                                                 -             -              -              -
                                                       --------------------------------------------------------

Total stock and stock equivalents                            4,050         4,049          4,050          4,048
                                                       --------------------------------------------------------

Basic net income per common share                          $ (0.00)       $ 0.01        $ (0.04)        $ 0.04
                                                       ========================================================
Diluted earnings per share:

Net income                                                 $    (3)       $   36        $  (165)        $  150

Stock and stock equivalents (average shares):
   Common shares outstanding                                 4,050         4,049          4,050          4,048
   Stock options                                               191           224            191            182
                                                       --------------------------------------------------------

Total stock and stock equivalents                            4,241         4,273          4,241          4,230
                                                       --------------------------------------------------------

Diluted net income per common share                        $ (0.00)       $ 0.01        $ (0.04)        $ 0.04
                                                       ========================================================

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

FINANCIAL SUMMARY

  Net income for the three months ended September 30, 1999 decreased by $39 thousand from the same period in 1998. The company reported a loss of $3 thousand or slightly less than $0.01 per share for the quarter ended September 30, 1999 compared to net income of $36 thousand or $0.01 per share. Returns on average assets and average equity for the third quarter of 1999 were (0.01%) and (0.18%), respectively, compared to 0.14% and 1.84% for the same period in 1998. Net income for the first nine months ended September 30, 1999 decreased by $315 thousand from the same period in 1998. The company reported a loss of $165 thousand or $0.04 per share for the nine-month period ended September 30, 1999 compared to net income of $150 thousand or $0.04 per share for the same period in 1998. Year-to-date returns on average assets and average equity were (0.19%) and (3.10%), respectively, compared to 0.20% and 2.59% for the same period in 1998.

  Contributing to the decrease in earnings for the third quarter and the first nine months of 1999 were a higher than anticipated charge to the provision for loan losses to cover credit card receivable losses, the decline in net interest margin, and increases in noninterest expenses. The provision for loan losses totaled $189 thousand for the first nine months of 1999 compared to $10 thousand for the same period in 1998. Net interest income for the quarter ended September 30, 1999 totaled $1.0 million compared to $1.1 million for the same period in 1998. For the nine months ended September 30, 1999, net interest income decreased by $73 thousand from the levels of 1998. Noninterest expenses increased by $23 thousand or 2.00%, to $1,169 thousand for the three months ended September 30, 1999 compared to $1,146 thousand for the same period in 1998. Year-to-date, non interest expenses totaled $3,566 thousand compared to $3,351 thousand for the same period in 1998 representing an increase of $215 thousand, or 6.42%

  The Company continued to experience growth as total assets increased to $118.4 million at September 30, 1999 compared to $109.7 million at December 31, 1999 representing an increase of $8.7 million or 7.93%. Loans, net of unearned discount and fees, decreased by $3.1 million or 5.05% to $58.2 million at September 30, 1999 from $61.3 million at December 31, 1998. The decrease in loans reflects the results of the effort to improve the quality of the loan portfolio. The securities portfolio increased by $12.1 million to $46.2 million at September 30, 1999 from $34.1 million at December 31, 1998 representing an increase of 35.5%. Total deposits were $105.9 million at September 30, 1999 compared to $96.7 million at December 31, 1998, representing an increase of $6.0 million or 6.20%

  Shareholders' equity at September 30, 1999 totaled $6.3 million compared to $7.6 million at December 31, 1998. Book value per share of common stock on September 30, 1999 was $1.56 compared to

$1.90 per share at December 31, 1998. The decrease in book value per share was primarily attributable to the effect of the accounting adjustment to reflect the "Unrealized holding loss on securities available for sale". This adjustment is a requirement of FASB #115, to report the decline in the fair market value of the portfolio of investment securities available-for-sale.

EARNINGS ANALYSIS

Net Interest Income

  Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $1,004 thousand for the third quarter of 1999 compared to $1,058 thousand for the same period in 1998, representing a decrease of $54 thousand or 5.10%. Year-to date, net interest income totaled $3,056 thousand compared to $3,129 thousand for the same period in 1998, representing a decrease of $73 thousand or 2.33%. The decreases in net interest income were attributable to a lower than anticipated volume of loans. Although significant improvement was reported on volume and rates associated with the securities portfolio, such improvement was significantly offset by the decrease in loan volume, and the tightening of the interest spread between interest earned on loans, securities, federal funds, and other investments, and the rates paid on deposits and borrowed funds. Table 2 and Table 2A present the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

  The Company's net interest margin for the quarter ended September 30, 1999 decreased to 3.71% from the 4.64% recorded for the third quarter of 1998. The decline in net interest margin for the third quarter was the result of a decline in the yield of earning assets of 98 basis points. This decrease resulted primarily from a 21.7% decrease in loan volume. Quarterly average loans decreased from $74.1 million at September 30, 1998 to $56.8 million at September 30, 1999. This shift in loan volume was partially offset by a decrease in the cost of interest bearing liabilities of 27 basis points from 4.76% at September
30, 1998 to 4.49% at September 30, 1999.   Year-to-date interest margin
decreased to 3.80% from 4.50% as of the same period in 1998. The year-to-date decline in net interest margin was primarily the result of lower volume in the category of loans, which materially outpaced the gains in rate and volume recorded by the other categories of earning assets. The overall margin for the nine month period ended September 30, 1999 declined by 70 basis points from prior year's levels. As of September 30, 1999, average loans totaled $58.2 million compared to $74.4 million at September 30, 1998. This represents a decline of $16.2 million or 21.8%.

  As of September 30, 1999, year-to-date average earning assets increased by $14.4 million or 15.5% to $107.4 million compared to $93.0 million for the same period in 1998. Average total loans, the largest component of earning assets, decreased to $58.6 million compared to $74.4 million for 1998. Average securities increased by $32.7 million to $46.8 million compared to $14.1 million for first nine months of 1998. Average federal funds sold and money market instruments declined by 2.0 million or 45.9% to $2.4 million as of September 30, 1999 compared to $4.4 million for the same period in 1998.

  The overall growth in earning assets was primarily funded by increases in time deposits, interest checking accounts, and customer repurchase agreements. Average interest bearing deposits increased to $93.7 million as of September 30, 1999 from $78.5 million for the same period in 1998, representing an increase of $15.2 million, or 19.4%. Average demand deposits increased slightly to $10.4 million for the first nine months of 1999 compared to $10.2 million for the same period in 1998. Table 1 and Table 1A presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income.

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1

                                                       Three Months Ended                              Three Months Ended
                                                       September 30, 1999                              September 30, 1998
                                                ----------------------------------             -----------------------------------


                                            Average                    Average                Average                 Average
                                            Balance        Interest      Rate                 Balance     Interest      Rate
                                        ----------------------------------------------    ------------------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                   49,154          776        6.26%               15,718          223         5.63%
  Other Investments                                 420            7        6.61%                  399            6         5.97%
                                     -----------------------------------------------------------------------------------------------

    Total Securities                             49,574          783        6.27%               16,117          229         5.64%

Loans: (1)
  Commercial                                     13,512          326        9.57%               20,293          528        10.32%
  Real Estate-Construction                          228            6       10.44%                  431            8         7.36%
  Real Estate-Mortgage                           38,289          862        8.93%               44,906        1,021         9.02%
  Consumer                                        4,798          159       13.15%                6,987          212        12.04%
                                     -------------------------------------------------    ------------------------------------------

     Total Loans                                 56,827        1,353        9.45%               72,617        1,769         9.66%

  Federal Funds Sold                              1,009           13        5.11%                1,648           33         7.94%
                                     -------------------------------------------------    ------------------------------------------



  Total Interest-Earning Assets                 107,410        2,149        7.94%               90,382        2,031         8.92%

Noninterest-Earning Assets:
  Cash and Due from Banks                         2,716                                          3,221
  Other Assets                                    9,301                                          7,489
  Allowance for Loan Losses                        (725)                                        (1,118)
  Deferred Loan Fees                                (42)                                          (168)
                                     -------------------                                  -------------

  Total Noninterest-Earning Assets               11,250                                          9,424
                                     -------------------                                  -------------

Total Assets                                   $118,660                                        $99,806
                                     ===================                                  =============

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1 (continued)


                                                      Three Months Ended                             Three Months Ended
                                                      September 30, 1999                             September 30, 1998
                                              -----------------------------------             ----------------------------------
                                                Average                    Average            Average                      Average
                                                Balance    Interest          Rate             Balance       Interest        Rate
                                      -----------------------------------------------    -------------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                    $10,800          $54        1.98%              $8,975           $51           2.25%
  Money Market Deposits                          11,374           92        3.21%              11,158            92           3.27%
  Savings Deposits                                4,748           28        2.34%               4,347            26           2.37%
  Certificates of Deposit
    $100,000 and over                            18,100          242        5.30%              15,159           215           5.63%
  Certificates of Deposit                        49,609          642        5.13%              36,531           514           5.58%
                                      --------------------------------------------       -------------------------------------------

  Total Interest-Bearing Deposits                94,631        1,058        4.44%              76,170           898           4.68%

Purchased Funds & Other Borrowings                6,530           87        5.29%               4,924            75           6.04%
                                      --------------------------------------------       -------------------------------------------
  Total Interest-Bearing Liabilities            101,161        1,145        4.49%              81,094           973           4.76%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                          10,471                                        10,441
  Other Liabilities                                 490                                           445
                                      ------------------                                 -------------
  Total Noninterest-Bearing
   Liabilities                                   10,961                                        10,886
                                      ------------------                                 -------------

Total Liabilities                               112,122                                        91,980
Shareholders' Equity                              6,538                                         7,826
                                      ------------------                                 -------------
Total Liabilities and Shareholders'
   Equity                                      $118,660                                       $99,806
                                      ==================                                 =============

Interest Spread                                                             3.46%                                             4.15%
                                      --------------------------------------------       -------------------------------------------

Net Interest Margin                                           $1,004        3.71%                            $1,058           4.64%
                                      ============================================       ===========================================

Cost to fund earning assets                                                 4.23%                                             4.27%
                                                                  ================                                  ================

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

GRANDBANC, INC.
Rate and Volume Analysis
----------------------------------
                                         From the three months ended
                                          September 30, 1999 to the
(Dollars in thousands)                        three months ended
Table 2                                       September 30, 1998
                                                Change Due to:
                                        ------------------------------

                                        Total
                                      Increase
                                     (Decrease)         Rate           Volume
                                  ----------------------------------------------

Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed Securities            553             $79             $474
 Other Investments                          1              $1               $0
                                  ---------------------------------------------

  Total Securities                        554             $79             $475

Loans: (1)
  Commercial                             (202)           ($26)           ($176)
  Real Estate-Construction                 (2)             $2              ($4)
  Real Estate-Mortgage                   (159)            ($9)           ($150)
  Consumer                                (53)            $13             ($66)
                                  ---------------------------------------------

  Total Loans                            (416)           ($31)           ($385)

Federal Funds Sold                        (20)            ($7)            ($13)
                                  ---------------------------------------------



Total interest income                     118           ($265)            $383
                                  ---------------------------------------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                3             ($7)             $10
  Money Market Deposits                    (0)            ($2)              $2
  Savings Deposits                          2             ($0)              $2
  Certificates of Deposit
    $100,000 and over                      27            ($15)             $42
  Certificates of Deposit                 128            ($56)            $184
                                  ---------------------------------------------

  Total Interest-Bearing Deposits         160            ($58)            $218

Total interest expense                    172            ($69)            $241
                                  ---------------------------------------------

Net interest income                      ($54)          ($253)            $199
                                  =============================================


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

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1a

                                                       Nine Months Ended                            Nine Months Ended
                                                       September 30, 1999                          September 30, 1998
                                                     ----------------------                      -----------------------


                                           Average                        Average        Average                           Average
                                           Balance          Interest        Rate         Balance          Interest           Rate
                                        ---------------------------------------------    -------------------------------------------
Assets
Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                46,338         2,128          6.14%            13,686            576          5.63%
  Other Investments                              472            20          5.67%               450             20          5.94%
                                        --------------------------------------------------------------------------------------------

    Total Securities                          46,810         2,148          6.14%            14,136            596          5.64%

Loans: (1)
  Commercial                                  14,947         1,061          9.49%            20,836          1,557          9.99%
  Real Estate-Construction                       216            15          9.28%               325             24          9.87%
  Real Estate-Mortgage                        37,824         2,662          9.41%            45,781          3,091          9.03%
  Consumer                                     5,257           498          12.67%            7,470            667          11.94%
                                        ----------------------------------------------   -------------------------------------------

     Total Loans                              58,244         4,236          9.72%            74,412          5,339          9.59%

  Federal Funds Sold                           2,390            86          4.81%             4,420            193          5.84%
                                        ----------------------------------------------   -------------------------------------------



  Total Interest-Earning Assets              107,444         6,470          8.05%            92,968          6,128          8.81%

Noninterest-Earning Assets:
  Cash and Due from Banks                      2,732                                          2,661
  Other Assets                                 8,808                                          7,786
  Allowance for Loan Losses                     (805)                                        (1,310)
  Deferred Loan Fees                             (82)                                          (150)
                                        -------------                                    -----------

  Total Noninterest-Earning Assets            10,653                                          8,987
                                        -------------                                    -----------

Total Assets                                $118,097                                       $101,955
                                        =============                                    ===========

(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1a (continued)

                                                           Nine Months Ended                          Nine Months Ended
                                                           September 30, 1999                         September 30, 1998
                                                           ------------------                         ------------------

                                                   Average                  Average        Average                     Average
                                                   Balance     Interest      Rate          Balance      Interest         Rate
                                              ---------------------------------------   -------------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                       $10,362        $156        2.01%         $8,875           $149          2.24%
  Money Market Deposits                             11,120         267        3.21%         11,375            271          3.19%
  Savings Deposits                                   4,696          89        2.53%          4,341             81          2.49%
  Certificates of Deposit
    $100,000 and over                               18,712         757        5.41%         15,544            675          5.81%
  Certificates of Deposit                           48,794       1,894        5.19%         38,394          1,588          5.53%
                                              --------------------------------------  -------------------------------------------

  Total Interest-Bearing Deposits                   93,684       3,163        4.51%         78,529          2,764          4.71%

Purchased Funds & Other Borrowings                   6,385         251        5.26%          4,784            235          6.57%
                                              --------------------------------------  -------------------------------------------

  Total Interest-Bearing Liabilities               100,069       3,414        4.56%         83,313          2,999          4.81%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                             10,442                                  10,166
  Other Liabilities                                    493                                     761
                                              -------------                           -------------
  Total Noninterest-Bearing
   Liabilities                                      10,935                                  10,927
                                              -------------                           -------------

Total Liabilities                                  111,004                                  94,240
Shareholders' Equity                                 7,093                                   7,715
                                              -------------                           -------------
Total Liabilities and Shareholders'
   Equity                                         $118,097                                $101,955
                                              =============                           =============

Interest Spread                                                               3.50%                                        4.00%
                                              --------------------------------------  -------------------------------------------

Net Interest Margin                                             $3,056        3.80%                        $3,129          4.50%
                                              ======================================  ===========================================

Cost to fund earning assets                                                   4.25%                                        4.31%
                                                                       =============                              ===============

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

GRANDBANC, INC.
Rate and Volume Analysis
------------------------
                                               From the nine months ended
                                               September 30, 1999 to the
(Dollars in thousands)                            nine months ended
Table 2a                                          September 30, 1998
                                                    Change Due to:
                                                  ------------------

                                         Total
                                       Increase
                                      (Decrease)         Rate         Volume
                                     -----------------------------------------

Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed Securities             1,552          $178         $1,374
 Other Investments                             0           ($1)            $1
                                     -----------------------------------------

  Total Securities                         1,552          $174         $1,378

Loans: (1)
  Commercial                                (496)         ($56)         ($440)
  Real Estate-Construction                    (9)          ($1)           ($8)
  Real Estate-Mortgage                      (429)         $108          ($537)
  Consumer                                  (169)          $29          ($198)
                                     -----------------------------------------

  Total Loans                             (1,103)          $57        ($1,160)

Federal Funds Sold                          (107)         ($18)          ($89)
                                     -----------------------------------------



Total interest income                        342         ($612)          $954
                                     =========================================


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                   7          ($18)           $25
  Money Market Deposits                       (4)           $2            ($6)
  Savings Deposits                             8            $1             $7
  Certificates of Deposit
    $100,000 and over                         82          ($56)          $138
  Certificates of Deposit                    306         ($124)          $430
                                     -----------------------------------------

  Total Interest-Bearing Deposits            399         ($134)          $533

Total interest expense                       415         ($188)          $603
                                     =========================================

Net interest income                         ($73)        ($560)          $487
                                     =========================================


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

Provision for Loan Losses

  As in the third quarter of 1998, no provision for loan losses was required for the three months ended September 30, 1999. For the nine-month period ended September 30, 1999, the required provision for loan losses totaled $189 thousand compared to $10 thousand for the same period in 1998. A more detailed discussion and analysis of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

Noninterest Income

  Non-interest income for the three-month period ended September 30, 1999 was $162 thousand, compared to $144 thousand for the three-month period ended September 30, 1998, representing an increase of $18 thousand or 12.5%. For the nine-month period ended September 30, 1999, noninterest income totaled $434 thousand compared to $461 thousand for the same period in 1998, representing a decrease of $27 thousand or 5.9%.

Noninterest Expense

  In support of the Company's strategic growth, total noninterest expenses consisting of employee related costs, occupancy expenses, and other overhead totaled $1,169 thousand for the third quarter of 1999, compared to $1,146 thousand for the same period in 1998, representing an increase of $23 thousand or 2.0%. For the first nine months of 1999, noninterest expenses totaled $3,566 thousand compared to $3,351 thousand for the same period in 1998, representing an increase of $215 thousand or 6.4%

  The single largest increases in noninterest expenses were attributable to employee salaries and benefits. Salaries and employee benefits expense totaled $499 thousand for the quarter ended September 30, 1999 compared to $442 thousand for the same period in 1998, representing an increase of $57 thousand or 12.9%. For the nine-month period ended September 30, 1999, salaries and employee benefits totaled $1,567 thousand compared to $1,334 thousand for the same period of 1998. This represents an increase of $233 thousand, or 17.5%

  Occupancy expense totaled $153 thousand for the quarter ended September 30, 1999 compared to $193 thousand in 1998. Year-to-date September 30, 1999, occupancy costs were $474 thousand compared to $571 thousand for the same period in 1998. The decreases in occupancy costs are attributable to the savings gained from the purchase of the building housing the finance and operations departments and the Bethesda/Metro branch. The building is located at 7535 Old Georgetown Road, Bethesda, Maryland.

  Other operating expenses decreased by $4.0 thousand or 0.90 % for the third quarter of 1999 compared to the same period in 1998. For the quarter ended September 30, 1999, other operating expenses totaled $441 thousand compared to $445 thousand for the same period in 1998. For the first nine months of 1999, other operating expenses totaled $1,300 thousand compared to $1,258 thousand for the first nine months of 1998, representing an increase of $42 thousand or 3.34%.

Capital Resources

  Shareholders' equity on September 30, 1999 was $6.3 million compared to $7.6 million at December 31, 1998. Book value per share of common stock on September 30, 1999 was $1.56 compared to $1.90 per share at December 31, 1998. Factors contributing to the decrease in shareholders' equity were the reported net operating loss and the decline in the fair market value of the securities available-for-sale portfolio.

  At September 30, 1999 the Company's Tier 1 and total risk-based capital ratios were 7.64% and 8.55%, respectively, compared to 7.95% and 9.24% at December 31, 1998. The Company's leverage ratio was 4.87% at September 30, 1999 compared to 5.60% at December 31, 1998. Table 3 details the various components of shareholders' equity.

  Tier 1 and total risk-based capital ratios for GrandBank, the Company's banking affiliate were 10.24% and 11.18% respectively at September 30, 1999 compared to 10.70% and 12.00% at December 31, 1998. The Bank's leverage ratio was 6.54% at September 30, 1999 compared to 7.60% at December 31, 1998.

  The Bank continues to maintain capital levels that exceed the minimum regulatory guidelines for "well capitalized" institutions. The Company plans to maintain a capital base sufficient to be able to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

GRANDBANC, INC.
SHAREHOLDERS' EQUITY
(Dollars in thousands)
Table 3

                                                                               September 30,             December 31,
                                                                                    1999                     1998
                                                                            ---------------------------------------------
Tier 1 Capital:

Common Stock                                                                   $             405         $           405
Surplus                                                                                   10,963                  10,963
Retained Earnings                                                                         (3,813)                 (3,648)
Unrealized holding (loss) gain on securities available-for-sale                           (1,251)                    (32)
                                                                            ---------------------------------------------

Total Shareholders' Equity                                                                 6,304                   7,688

Less: Unrealized holding loss (gain) on securities available for sale                      1,251                      32
Less: Dissallowed intangibles                                                             (1,869)                 (1,864)
                                                                            ---------------------------------------------

     Total Tier 1 Capital                                                                  5,686                   5,856

Tier 2 Capital:

 Qualifying allowance for loan losses                                                        679                     953
                                                                            ---------------------------------------------

     Total Tier 2 Capital                                                                    679                     953
                                                                            ==============================================

Total Risk-Based Capital                                                                   6,365                   6,809
                                                                            =============================================

Risk Weighted Assets                                                                      74,421                  73,676
                                                                            =============================================
Ratios:

Tier 1 Capital to risk weighted assets                                                     7.64%                   7.95%
Tier 2 Capital to risk weighted assets                                                     0.91%                   1.29%
                                                                            ---------------------------------------------

Total risk-based capital ratio                                                             8.55%                   9.24%
                                                                            =============================================
Leverage Ratio-Tier 1 Capital to  quarterly
average assets less intangibles                                                            4.87%                   5.60%
                                                                            =============================================

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

  The ratio of allowance for loan losses to total loans at September 30, 1999 was 1.17% compared to 1.51% at December 31, 1998. The coverage multiple of allowance for loan losses to nonperforming loans was 2.47 at September 30, 1999 compared to 1.73 at December 31, 1998. Management believes that the allowance for loan losses at September 30, 1999 is adequate to cover losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard, or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Nonperforming Assets and Past Due Loans

  Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $520 thousand to $389 thousand at September 30, 1999 from $909 thousand at December 31, 1998. Non performing assets to total assets at September 30, 1999 were 0.33% compared to 0.83% at December 31, 1998.

  Nonaccrual loans, the single largest category of nonperforming assets, are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased by $260 thousand to $275 thousand at September 30, 1999 from $535 thousand at December 31, 1998.

  Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. The Company had past due loans of $181 thousand at September 30, 1999 compared to $127 thousand at December 31, 1998.

  Table 4 details nonperforming assets, past due loans and asset quality ratios.

GRANDBANC, INC.
Credit Quality
(Dollars in thousands)
Table 4

                                           September 30,         December 31,
                                               1999                  1998
                                       ----------------------------------------

Nonaccrual Loans                                  $275                   $535
Restructured Loans                                   0                      0
                                       ---------------------------------------

  Total Nonperforming Loans                        275                    535
Other Real Estate                                  114                    374
                                       ---------------------------------------

  Total Nonperforming Assets                       389                    909


Loans past due 90 days or
  more and accruing interest                       181                    127
                                       ---------------------------------------

  Total Nonperforming Assets and
    Loans past due 90 days or more                $570                 $1,036
                                       =======================================


Total Loans at Period End (1)                   58,231                 61,300
Allowance for Loan Losses                          679                    927
Total Assets                                   118,465                109,673



Asset Quality Ratios:

Allowance for Loan Losses to
   Period end Loans                              1.17%                  1.51%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                  2.47 X                 1.73 X

Total Nonperforming Loans
  to Total Loans                                 0.47%                  0.87%

Total Nonperforming Assets to
  Total Assets                                   0.33%                  0.83%

Nonperforming Assets to Total
  Loans plus Other Real Estate                   0.67%                  1.47%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                          0.98%                  1.68%


(1) Total loans are reported net of unearned income.

ASSET LIABILITY MANAGEMENT

Liquidity and Interest Rate Sensitivity Analysis

     The primary functions of asset/liability management are to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

     At September 30, 1999, cash equivalents and securities available-for-sale totaled $51.4 million compared to $42.4 million at December 31, 1998. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and federal funds facilities with its correspondent banks. In addition, management believes that the Company's capital position, core deposit base, the quality of assets and future earnings will provide sufficient long term liquidity.

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

     The data in Table 5 reflects repricing or expected maturities of various assets and liabilities at September 30, 1999. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation" Table 5 also presents interest sensitivity on an adjusted basis using Beta adjustments. Essentially, the Beta adjustments recognize that certain assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in deposit rates to lag movements in open market rates. On a cumulative one year basis at September 30, 1999, the Company had a negative adjusted gap of $11.7 million or 9.91% of excess interest sensitive liabilities over interest sensitive assets. Management believes that its current gap position effectively insulates the Bank from significant interest rate risk.

Interest Rate Gap Analysis
(Dollars in thousands)
Table 5


                                                                             September 30, 1999
                                          -----------------------------------------------------------------------------------------

                                                     1-90             91-180          181-365            1-5            Over 5
INTEREST-SENSITIVE ASSETS:                           Days               Days            Days            Years            Years
-----------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                                     2,789               $0              $0               $0                $0
  Securities                                               523              558           1,660           11,711            33,807
  Loans Maturing                                           860                0             361           14,296             5,943
  Loans Repricing                                       22,373                0           6,109            4,438             1,600
  Credit Card Receivables                                2,251                0               0                0                 0
                                           ----------------------------------------------------------------------------------------

    Total                                              $28,796             $558          $8,130          $30,445           $41,350
                                           ----------------------------------------------------------------------------------------

    Cumulative Totals                                  $28,796          $29,354         $37,484          $67,929          $109,279
                                           ----------------------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES:
------------------------------------------

  Certificate of Deposits & CD IRA's                    10,991            7,186          17,929           33,109                 0
  Savings Accounts & Savings IRA's                       4,468                0               0                0                 0
  Interest Checking Accounts                            10,360                0               0                0                 0
  Money Market Deposit Accounts                         10,864                0               0                0                 0
  Repurchase Agreements                                      0                0               0                0                 0
  Sweep Accounts                                         3,799                0               0                0                 0
  FHLB - Advances                                            0                0               0                0                 0
 Other                                                      25              223             275             1725                 0
                                           ----------------------------------------------------------------------------------------

    Totals                                             $40,507           $7,409         $18,204          $34,834                $0
                                           ----------------------------------------------------------------------------------------

    Cumulative Totals                                  $40,507          $47,916         $66,120         $100,954          $100,954
                                           ----------------------------------------------------------------------------------------

      Gap                                              (11,711)          (6,851)        (10,074)          (4,389)           41,350
                                           ========================================================================================

      Cumulative Gap                                  ($11,711)        ($18,562)       ($28,636)        ($33,025)           $8,325
                                           ========================================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .30)                   7,252
   Savings accounts (beta factor .30)                    3,128
   Money Market Accounts (beta factor .40)               6,518


                                           ----------------------------------------------------------------------------------------
Cumulative Adjusted Gap                                 $5,187          ($1,664)       ($11,738)        ($16,127)          $25,223

                                           ========================================================================================

As Reported Infomration:

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                      71.09%           61.26%          56.69%           67.29%           108.25%

Cumulative Gap/Total Assets                             -9.89%          -15.67%         -24.17%          -27.88%             7.03%

Beta Adjusted Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                     121.97%           94.64%          76.15%           80.81%           130.01%

Cumulative Gap/Total Assets                              4.38%           -1.40%          -9.91%          -13.61%            21.29%

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

As of September 30, 1999, the Corporation had met its Y2K goals and will continue to meet the goals of the overall Y2K Plan. By September 30, 1999, the Corporation had performed risk assessments, had assessed the Y2K preparedness of suppliers of data processing services to the Corporation, had implemented its customer awareness program, had developed its Y2K contingency Plan, and had tested and implemented necessary changes in hardware and software. Elements of the Y2K Plan, such as risk assessments, customer communications, and the continuing testing and evaluation of systems and equipment, are processes that
will continue into the year 2000.   The Y2K contingency plan calls for the
company to manually process bank transactions and to use other data processing methods, in the event that Y2K efforts of the Corporation and its data services providers are not successful.

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

                                 GRANDBANC, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

   A.     Exhibits

          3.1 GrandBanc, Inc. Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Grandbanc, Inc. Form 10-QSB for the Quarterly Period Ended June 30, 1997.)

          3.2  GrandBank, Inc. By-Laws

          10.1 Form of Employment Agreement between GrandBank and Domingo A. Rodriquez, Executive Vice President and CFO, dated December, 1998.*

          10.2 Form of Employment Agreement between GrandBank and Gary L. Hobert, Executive Vice President-Lending, dated March 3, 1999.*

          10.3 Form of Employment Agreement between GrandBanc, Inc., GrandBank and Steven K. Colliatie, President and Chief Executive Officer, dated June 17, 1999.*

          11 "Computation of Earnings per Common Share" is presented as Note 7 on Page 9.

          27   Financial Data Schedule

   B.     Reports on Form 8-K

          None

    -------------
    * Compensatory contract.

                                GRANDBANC, INC.
                                  FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                 SIGNATURES
                                 ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GRANDBANC, INC.
                                           (Registrant)



Date: November 8, 1999                     /s/ Steven K. Colliatie
      ----------------                     -------------------------------------
                                           Steven K. Colliatie
                                           President and Chief Executive Officer



Date: November 8, 1999                     /s/ Domingo Rodriguez
      ----------------                     -------------------------------------
                                           Domingo Rodriguez
                                           Executive Vice President and
                                           Chief Financial Officer