Form 10KSB40
period 1999-12-31
GRANDBANC INC
filed 2000-03-30
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION {PRIVATE}
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               Annual Report under Section 13 of the Exchange Act of 1934 for the fiscal year ended December 31, 1999

                        Commission File Number 0-16187

                                GRANDBANC, INC.
                           -------------------------
             (Exact name of small business issuer in its charter)

         Maryland                                   52-1332050
--------------------------                        --------------
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
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:      None
                                                                       ---------

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $9,223,208

The aggregate market value of the voting stock held by non-affiliates as of March 21, 2000 was $4,219,314. For purposes of this calculation, it is assumed that directors, officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

The number of shares of common stock outstanding as of March 21, 2000: 4,049,590

                     DOCUMENTS INCORPORATED BY REFERENCE:

     The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999. (Parts I and II)

     2. Portions of the Proxy Statement for 1999 Annual Meeting of Stockholders. (Part III)
Transitional Small Business Disclosure Format (check one): YES          NO   X
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

     The Bank offers a full range of commercial and retail banking services, including commercial and consumer loan and deposit products suited to businesses and professional and consumer customers. Commercial products include working capital loans, letters of credit, lines of credit, and real estate loans, along with deposit products to support the business needs of the customer. Consumer products include home equity loans, automobile and other personal loans, overdraft protection through "ChekGuard", home improvement loans, mortgage loans and deposit products including checking, savings, certificates of deposit, and individual retirement accounts. The Bank operates three Automated Teller Machines. The Bank is a member of the Internet shared automated teller system, the STAR system and the PLUS system, providing 24-hour access to funds.

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

                   A. Loans Outstanding by Type at December 31
                                 (in thousands)

                                                             % of                    % of                   % of
                                                 1999      Portfolio    1998       Portfolio      1997    Portfolio
-------------------------------------------------------------------------------------------------------------------

Real Estate - Mortgage.....................  $  40,988        69%    $  37,659        61%    $ 47,017         61%

Real Estate - Construction.................         94         0           210         1          434          1

Commercial.................................     13,381        23        17,477        28       21,684         28

Consumer...................................      4,530         8         5,954        10        8,311         10
                                             ----------      ---        ------      ----        -----        ---

     Total.................................  $  58,993       100%    $  61,300       100%   $  77,446        100%
                                             =========      ====     =========      ====    =========        ===



           B. Maturities and Sensitivity to Changes in Interest Rates
                                 (in thousands)

                                                 Due In One                Due After                 Due After
At December 31, 1999                            Year or Less            One-Five Years              Five Years
--------------------------------------------------------------------------------------------------------------

Real Estate - Mortgage                           $22,925                    $ 14,055                  $ 4,009
Real Estate - Construction                            94                         ---                      ---
Commercial                                         7,194                       3,307                    2,880
Consumer                                           2,680                       1,597                      252
                                                 -------                    --------                 --------

     Total loans maturities                      $32,893                    $ 18,959                 $  7,141
                                                 =======                    =========                ========

                                                                                                     Variable
Loans with Maturities of One Year or Greater                                Fixed Rate                  Rate
                                                                            ----------                -------

Real Estate - Mortgage                                                      $ 16,840                $   1,224
Real Estate - Construction                                                       ---                      ---
Commercial                                                                     1,532                    4,655
Consumer                                                                       1,718                      131
                                                                            --------                ---------
     Total Loans                                                            $ 20,090                $   6,010
                                                                            ========                =========


Real Estate Mortgage and Construction Loans

     The Bank makes a wide variety of mortgage loan products available to businesses and individuals. Residential mortgages are made through the Bank's mortgage lending division, with numerous pricing, term and structuring options available. The Bank makes home equity lines of credit available to homeowners for a variety of purposes, with rates based upon the prime rate published in The
                                                                             ---
Wall Street Journal, as well as fixed rate home equity term loans for a variety
-------------------
of purposes including home
improvement. These loans are typically secured by 1- to 4-family, owner occupied homes in the Washington, D.C. metropolitan area. Commercial mortgages are made available to businesses and individuals for the purchase or re-finance of commercial properties such as office buildings, apartment buildings and industrial buildings located in the Washington, D.C. metropolitan area. These commercial mortgages generally have adjustable rates of interest based upon the prime rate as published in The Wall Street Journal, or tied to an index of U.S.
                           ---------------
Government securities, have maturities of five years or less and have amortizations of 15-30 years. The Bank does not generally make fixed-rate loans with maturities greater than 15 years for its own portfolio.


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

Consumer Loans

     The Bank makes consumer (installment) loans to individuals for a variety of personal and household purposes. Such loans generally are at fixed rates for terms of up to five years. Also, in December, 1996, the Company and the Bank entered into an agreement that calls for the Bank to develop a credit card lending program for participants in certain health care plans. Lending began under this program during 1997. Credit card receivables amounted to $2,099,493 and $3,064,911 at December 31, 1999 and December 31, 1998, respectively.


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

     Classified Assets. The Bank reviews the loan portfolio on an ongoing basis
     -----------------
to detect and identify loans that show deterioration in the borrower's financial condition or collateral values. Each loan is rated through a criteria and classification system based on the quality of the loan. There are eight ratings that can be assigned to a loan. These ratings are reviewed on an annual basis. These ratings are intended to be identical to the ratings used by the Bank's regulatory agencies. Of the eight ratings, the first four are generally referred to as "pass" loans, the fifth as "special mention" loans and the sixth, seventh, and eighth as "substandard," "doubtful," and "loss." When the Bank classifies loans as either "substandard" or "doubtful," it is required to establish a specific allowance for loss in an amount deemed prudent by management. When the Bank classifies a loan as "loss" it is required to establish a specific allowance equal to 100% of the amount or to charge-off the amount against the allowance for credit losses. In addition to these specific allowances, the Bank maintains a general allocation which represents loss allowances which have been established to recognize the inherent risk associated with lending activities but have not been allocated to particular loans. The Bank's determination as to the classification of its assets and the amount of its allowance for credit losses is subject to review by the FDIC and the Commissioner which can require the establishment of additional general or specific loss allowances.

     The Bank maintains a Watch List of all loans rated special mention or worse. The Watch List includes, among other things, basic information on the loan, its risk rating, allowance percentage allocated to the loan and the dollar amount of the allowance specifically reserved against the loan. All changes in risk rating assignments must be approved by the chief lending officer. Changes also are made on a monthly basis upon the recommendation of the loan officer responsible for the loan. The Watch List is reviewed by the Board of Directors on a monthly basis. Performing loans considered potential nonperforming loans, loans which are not included in the past-due, nonaccrual or restructured categories, but for which known information about possible credit problems cause management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, amounted to approximately $281 thousand at December 31, 1999.

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

                  C. Non-Performing Assets and Past Due Loans
                                (In thousands)

                                                                                      1999              1998             1997
                                                                                ----------------- ----------------- ----------------

Non-Performing Assets:
     Loans accounted for on a non-accrual basis                                             $592              $535          $ 2,772
     Restructured loans                                                                      ---                --             ----
                                                                                          ------            ------           ------
        Total non-performing loans                                                           592               535            2,272
     Other real estate owned net of allowance                                                114               374            1,435
     Other non-performing assets                                                               0                 0                3
                                                                                          ------            ------           ------
          Total non-performing assets                                                       $706              $909           $4,220
                                                                                          ======            ======           ======
Total non-performing assets to total assets                                                 0.60%             0.83%            4.06%

Total non-performing loans to total loans                                                   1.00%             0.87%            3.58%



Past Due Loans:
     Loans contractually past due 90 days or more as to
          interest or principal payments, still accruing                                 $ 1,187             $ 127             $ 13
     Loans contractually past due 30 days or more through
          90 days as to interest or  principal  payments,  still accruing                  1,422             1,113              350
                                                                                           -----             -----              ---
          Total Past Due Loans                                                           $ 2,609           $ 1,240             $363
                                                                                         =======           =======             ====

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

                      SUMMARY OF LOAN LOSS EXPERIENCE AND
                          ALLOWANCE FOR CREDIT LOSSES
                            (Dollars in thousands)

                                                                             1999         1998         1997
                                                                         -----------------------------------

Balance January 1                                                        $    927     $  1,702     $  1,016
                                                                         --------     --------     --------
Provision (recovery) charged to operating expense                             269           10        1,209)
                                                                         --------     --------     --------

Recoveries:
  Commercial                                                                   12          430           53
  Real Estate - Construction                                                   --           --           --
  Real Estate - Mortgage                                                       36           78           --
  Consumer and other                                                           28            6           10
                                                                         --------     --------     --------

     Total recoveries                                                          76          514           63
                                                                         --------     --------     --------

Charge-offs:
  Commercial                                                                   43          260          322
  Real Estate - Construction                                                   --           --           --
  Real Estate - Mortgage                                                       --          621          234
  Consumer and other                                                          539          418           30
                                                                         --------     --------     --------
     Total charge-offs                                                        582        1,299          586

  Net (charge-offs) recoveries                                               (506)        (785)        (523)
  Allowance acquired                                                           --           --           --
                                                                         --------     --------     --------

Balance December 31                                                      $    690     $    927     $  1,702
                                                                         ========     ========     ========

Average amount of total loans outstanding, net                           $ 58,453     $ 73,176     $ 74,822
Total loans outstanding at December 31, gross                              58,993       61,300       77,446
Loan loss ratios:
  Net charge-offs (recoveries) to average loans outstanding, net             0.87%        1.07%         .70%

Allowance for possible loan losses to total
  loans outstanding December 31                                              1.17%        1.51%        2.20%

Allocation of allowance for loan
losses among loan type and % of                       % of              % of               % of
loan type to total loan portfolio            1999   Portfolio   1998   Portfolio  1997    Portfolio
                                 --------------------------------------------------------------------

Commercial ...............                  $   49       23%   $  114       28%   $  560       28%
Real Estate - Construction                       1        0         1        1         5        1
Real Estate - Mortgage ...                     224       69       450       61       745       61
Consumer .................                     304        8       281       10        25       10
Unallocated ..............                     112      N/A        81      N/A       367      N/A
                                            ------             ------             ------
     Total ...............                  $  690             $  927             $1,702
                                            ======             ======             ======

Investment Portfolio

The Corporation's investment policy is implemented by the Investment Committee, which is comprised of selected Board members and management. Securities in the investment portfolio are classified into two categories, held to maturity ("HTM") and available for sale ("AFS"). The available for sale ("AFS") investment portfolio is managed from an interest income and total return perspective. As such, securities will at times be sold out of the AFS portfolio when management deems that a greater return can be earned in another type of security (including cash) or that the interest rate risk in the balance sheet is not appropriate for the prevailing micro and macro-economic climate. The AFS portfolio is marked-to-market on a monthly basis. Changes in the fair value of the AFS portfolio are excluded from earnings and reported as a separate component of equity, net of income taxes. The investment portfolio is primarily comprised of three basis types of securities: U.S. Treasury and U.S. Government agencies, mortgage-backed obligations (MBSs"), and collateralized mortgage obligations ("CMOs"). The investments are chosen primarily to provide and maintain adequate liquidity and to generate a positive return on investments without undue interest or credit risk. The Corporation utilizes the Federal Funds market to invest available short term funding. At December 31, 1999, the Corporation's investments portfolio totaled $ 44,967,011. Refer to Note 4 of the Notes to the Consolidated Financial Statements contained in Item 7 hereof for the carrying and fair values of the investment securities portfolio. The investment portfolio is accounted for in accordance with FAS 115 which was implemented as of December 31, 1994. Refer to Management's Discussion and Analysis in Item 6 hereof for a discussion of certain investments. The following table depicts the matirities and weighted average yields of the investment securities portfolio by category. Amounts represent stated maturities adjusted for estimated calls.

                  Investment Securities at December 31, 1999
                                (in thousands)

                                                                   Available for Sale
                                                    --------------------------------------------

                                                      Amortized         Estimated    Weighted
                                                         Cost          Fair Value     Average
                                                                                       Yield
                                                     -------------     ------------ ------------
U.S. Agency:
           Due in one year or less                         $  500             $489        3.36%
           Due after one year through five years            3,600            3,483        6.21%
           Due after five years through ten years          22,405           20,867        6.45%
                                                           ------           ------
                Total U.S. Agency                          26,506           24,839

Mortgage-backed securities                                 20,709           19,650        6.51%
Other investments                                             420              478        7.00%
                                                           ------           ------
Total Securities Available for Sale                      $ 47,634         $ 44,967        6.38%
                                                         --------         --------


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

     The average balance of deposits and average interest paid during the years 1999, 1998, and 1997 can be found in the Three Year Average Consolidated Balance Sheet contained in Item 6 hereof.

     A. Certificate of Deposit of over $100,000 by Maturity at December 31,
                                 (in thousands)

                                                1999              1998             1997
                                          ----------------- ----------------- ----------------

Three months or less                               $ 2,753           $ 4,960          $ 5,591
Over three months through six months                 5,633             3,404            5,110
Over six months through one year                     3,864             4,749            1,760
Over one year                                        2,441             4,138            2,808
                                                     -----             -----            -----
         Total                                    $ 14,691          $ 17,251         $ 15,269
                                                  ========          ========         ========


Borrowings

     The average amounts of borrowings outstanding during 1999, 1998 and 1997 and the approximate weighted average interest rate thereon are contained in the Three-Year Average Consolidated Balance Sheet in Item 6 hereof.



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

     Under the Act, a bank holding company must obtain the prior approval of the FRB before (i) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     Under the Act, any company must obtain approval of the FRB prior to acquiring control of the Corporation or the Bank. For purposes of the Act, "control" is defined as ownership of more than 25% of any class of voting securities of the Corporation or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Corporation or the Bank.

     The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the Act,) to file a written notice with the FRB before the person or persons acquire control of the Corporation or the Bank. The Change in Bank Control Act defines "control" as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.

     The Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities. The activities of the Corporation are subject to these legal and regulatory limitations under the Act and FRB regulations.

     The Gramm Leach Bliley Act of 1999 (the "GLB Act") made major changes in the historical restrictions on the non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. (See "Competition" below.) In general, bank holding companies that qualify as financial holding companies under the GLB Act may engage in an expanding list of non-bank activities. The GLB Act also created a new regulatory framework by expanding the extent to which non-bank and financially related activities of bank holding companies, including companies that become financial holding companies under the GLB Act, are subject to regulation and oversight by regulators other than the FRB. Many of the changes in law enacted by the GLB Act became effective March 11, 2000, although some become effective at later dates.

     The FRB also has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.

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

     Under Federal Reserve Board regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily interest checking and regular checking accounts). The Federal Reserve Board regulations generally require that, for 1999, reserves of 3% must be maintained against aggregate transaction accounts of $44.3 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14% and was reduced to 10% effective April 1, 1992) against that portion of total transaction accounts in excess of $44.3 million. Since the amount of the Bank's transaction accounts is below the $44.3 million, the Bank is currently subject to the 3% reserve requirement for maintaining reserves. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

Effect of Governmental Action

     Operating results of the Corporation and the Bank are affected by the policies of various regulatory, fiscal and monetary authorities including the FRB. Major functions of the FRB, in addition to those set out under Supervision and Regulation above, are to regulate the supply of bank credit and to deal generally with economic conditions within the United States, including efforts to combat recessionary economic conditions and to curb inflationary pressures. The instruments of monetary policy employed by the FRB for these purposes influence in various ways the overall levels of bank loans and extensions of credit, investments and deposits as well as the interest rate paid on liabilities and received on earning assets. The implementation of these policies has had a significant effect on the operating results of bank holding companies and banks in the past and will continue to do so in the future. In view of changing conditions within the national economy as well as the uncertain effects of actions by regulatory, fiscal, and monetary authorities, no prediction can be made as to possible future changes in interest rates, deposit levels or loan demand, or their effect on the business and earnings of the Corporation and the Bank. Also, it cannot be predicted whether or in what manner the operation of the Corporation and the Bank may be affected by any pending or future Federal or state legislative actions.

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

Capital Maintenance

     The FDIC has issued regulations that require banks with deposits insured by the Bank Insurance Fund ("BIF"), such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total average assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest examination rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 100 to 200 basis points. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying mortgage servicing rights and purchased credit card relationships). At December 31, 1999, the capital ratios of core capital to total average assets of GrandBank, the Corporation's banking subsidiary, equaled 6.4% which exceeded the minimum leverage requirement.

     The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8% and core capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of core capital are equivalent to those discussed earlier under the 3% leverage requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, certain other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate term preferred stock, and allowance for loan and lease losses. Allowance for loan and lease losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. Federal law also prohibits a bank from paying a dividend if it will not meet applicable capital requirements after the payment.

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

     At December 31, 1999, the Bank's total capital to risk-weighted assets was 11.0% and the Bank's core capital to risk-weighted assets was 10.1%, both exceeding the FDIC risk-based capital requirement.

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

        The GLB Act permits the creation of a new type of regulated entity, the financial holding company, that can offer a broad range of financial products. These new financial holding companies may engage in banking as well as types of securities, insurance, and other financial activities that had been prohibited for bank holding companies under prior law. The GLB Act also permits banks with or without holding companies to establish and operate financial subsidiaries that may engage in most financial activities in which financial holding companies may engage. Competition may increase as bank holding companies and other large financial service companies take advantage of the new activities and provide a wider array of products. By removing historical restrictions on affiliations between banks and certain type of companies, the GLB Act expands the number of potential acquirers of existing banks and bank holding companies, and makes it possible for bank holding companies to acquire new types of existing businesses.

Year 2000

        Many computer programs in use prior to the end of 1999 had not been designed to properly recognize years after 1999. If not corrected, these programs could have resulted in system and processing failures or create erroneous results. The year 2000 ("Y2K") issue affected the entire banking industry because of its reliance on computers and other equipment that use computer chips, and may have significant adverse effects on banking customers, bank regulators, and the general economy.

        The Corporation initiated the process of preparing its computer systems and applications for the Year 2000 in 1997.

        The Corporation's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. The Company is not aware of any significant year 2000 problems encountered internally or with third parties with which interfaces or receives services.

        Based on operations since January 1, 2000, the Corporation does not expect any significant impact to its ongoing operations as a result of the year 2000 issue. However, the corporation will continue to follow its Y2K plan into the year 2000.


Item 2. DESCRIPTION OF PROPERTY

        The main office of the Corporation and the Bank is located at Twinbrook Square, 1800 Rockville Pike, Rockville, Maryland. The premises are leased under an agreement that expires in 1999. The Bank leases two branches; the Germantown location is operating under a lease which expires in 2005, the River Road, Bethesda location operates under a lease which expire in 2002. The Bank owns the building located at 7535 Old Georgetown Road, Bethesda, Maryland. The Bank acquired this building in February 12, 1999. Facility Holdings, Inc., a wholly owned, direct subsidiary of the Company, also owns a 6,000 square foot office building in Alexandria, Virginia that is leased to the subsidiary Bank. The Company considers these properties suitable and adequate for current operations. During 1999, the Bank incurred rental expenses for properties totaling $393,046. Refer to Note 5--"Bank Premises and Equipment" on pages 18 and 19 of the Annual Report, which is hereby incorporated by reference.

Item 3. LEGAL PROCEEDINGS

        Note 14 --"Litigation" on page 29 of the Annual Report is hereby incorporated by reference.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Corporation's security holders during the quarter ended December 31, 1999, through solicitation of proxies or otherwise.



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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The section entitled "Selected Financial Data" on page "i" of the Annual Report and the section entitled "Management's Discussion and Analysis" on pages 2 through 7 in the Annual Report are hereby incorporated by reference.

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

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

        The information relating to the Directors and Executive Officers of the Corporation on pages 3 and 4 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 7 of the Corporation's definitive proxy statement for the Corporation's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is hereby incorporated by reference.

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


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following financial statements of the Corporation included in the Annual Report to stockholders for the year ended December 31, 1999 are incorporated by reference in Item 7 of this Report. The remaining information appearing in the Annual Report to stockholders is not deemed to be filed as part of this Report except as expressly provided herein. The following financial statements are filed as part of this Report:


                   Consolidated Balance Sheets at December 31, 1999 and 1998

                   Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

                   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

                   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

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

                                         GRANDBANC, INC.

                                         /s/ Steven K. Colliatie
                                         ---------------------------------------
                                         Steven K. Colliatie
Date: March 28, 2000                     President and Chief Executive Officer

     In accordance with the Securities and Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:


March 28, 2000

/s/ Steven K. Colliatie
-----------------------
Steven K. Colliatie
President, Chief Executive Officer and Director


/s/ Domingo Rodriguez
---------------------
Domingo Rodriguez
Chief Financial Officer and Secretary


     A majority of the directors of the Corporation executed a power of attorney appointing Steven K. Colliatie as their attorney-in-fact, empowering him to sign this report on their behalf. This power of attorney has been filed with the Securities and Exchange Commission under Part IV, Exhibit 24 of this Form 10-K for the year ended December 31, 1999. This report has been signed below by such attorney-in-fact as of March 28, 2000.


                                     By: /s/ Steven K. Colliatie
                                         ------------------------------------
                                         Steven K. Colliatie
                                         Attorney-in-Fact for Majority of the
                                         Directors of the Corporation

                               INDEX TO EXHIBITS

                                                                                                 Incorporated
                                                                                                     by
      Exhibit No.   Description                                                                  Reference to
      -----------   -----------                                                                  ------------
          3.1       GrandBanc, Inc. Articles of Incorporation, as amended                        Exhibit 3.1
                                                                                                 to Report on
                                                                                                 Form 10-QSB for
                                                                                                 the Quarter
                                                                                                 Ended September
                                                                                                 30, 1999


       3.2          GrandBanc, Inc. Bylaws                                                       Exhibit 3.2
                                                                                                 to Report on
                                                                                                 Form 10-QSB for
                                                                                                 the Quarter
                                                                                                 Ended September
                                                                                                 30, 1999

           4        Form of Common Stock Certificate                                                      *

**       10.1       FWB Corporation 1994 Incentive Stock Option Plan                                      *

**       10.2       GrandBanc, Inc. 1994 Stock Option Plan for Outside Directors                          *

**       10.3       Employment Agreement Dated as of June 1999,                                  Exhibit 10.3
                    by and between GrandBanc, Inc., GrandBank, and                               to Report on
                    Steven K. Colliatie                                                          Form 10-QSB for
                                                                                                 the Quarter
                                                                                                 Ended September
                                                                                                 30, 1999

**       10.4       Form of Employment Agreement Dated December 1998,                            Exhibit 10.2
                    by and between GrandBank, and Domingo Rodriguez                              to Report on
                                                                                                 Form 10-QSB for
                                                                                                 the Quarter
                                                                                                 Ended September
                                                                                                 30, 1999

**       10.5       Form of Employment Agreement Dated December 1998,                            Exhibit 10.1
                    by and between GrandBank, and Gary Hobert                                    to Report on
                                                                                                 Form 10-QSB for
                                                                                                 the Quarter
                                                                                                 Ended September
                                                                                                 30, 1999

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