Form 10QSB
period 2000-03-31
GRANDBANC INC
filed 2000-05-12
CIK 719488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000
                                            --------------
                         Commission File Number: 0-16187
                                                 -------

                                 GRANDBANC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Maryland                                    52-1332050
--------------------------------------            -----------------------
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

     At April 28, 2000, there were 4,049,665 shares of Common Stock, par value $.10 per share outstanding.

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

                  Consolidated Balance Sheets.................................1
                  Consolidated Statements of Income...........................2
                  Consolidated Statements of Shareholders' Equity.............3
                  Consolidated Statements of Changes in Cash Flows ...........4
                  Notes to Consolidated Financial Statements...............5-10

         Item 2 - Management's Discussion and Analysis.......................11

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K....................................23

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDBANC, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

                                                                                      March, 31                   December 31,
                                                                                      22-Jun-05                       1999
-----------------------------------------------------------------------------------------------------------------------------------
                                          ASSETS
Cash and Due from banks                                                               $ 2,496                      $ 4,299
Federal funds sold                                                                      3,919                            9
                                                                                 ------------------------------------------
     Total cash and cash equivalents                                                    6,415                        4,308

Securities available-for-sale                                                          42,904                       44,967

Loans, net of unearned discount and loan fees                                          58,352                       58,993
Less: Allowance for  loan losses                                                         (681)                        (690)
                                                                                 ------------------------------------------
Loans, net                                                                             57,671                       58,303

Bank premises and equipment, net                                                        3,884                        3,892
Accrued income receivable                                                                 778                          868
Prepaid expenses and other assets                                                         682                          698
Deferred income taxes                                                                   3,092                        3,100
Intangible assets                                                                         977                        1,017
Other real estate owned                                                                   114                          114
                                                                                 ------------------------------------------
     TOTAL ASSETS                                                                   $ 116,517                    $ 117,267
                                                                                 ==========================================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                                             $ 11,039                     $ 10,637
  Interest checking                                                                    11,296                       11,532
  Savings                                                                              21,786                       16,427
  Time                                                                                 58,562                       62,660
                                                                                 ------------------------------------------
Total Deposits                                                                        102,683                      101,256

Securities sold under agreement to repurchase
          and other borrowed funds                                                      7,629                        9,749
Other liabilities                                                                         381                          449
                                                                                 ------------------------------------------
     TOTAL LIABILITIES                                                                110,693                      111,454
                                                                                 ------------------------------------------

SHAREHOLDERS' EQUITY
Common stock                                                                              405                          405
Surplus                                                                                10,963                       10,963
Retained earnings                                                                      (3,894)                      (3,918)
Accumulated other comprehesive income:
  Unrealized holding loss on securities available-for-sale                             (1,650)                      (1,637)
                                                                                 ------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                         5,824                        5,813
                                                                                 ------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 116,517                    $ 117,267
                                                                                 ------------------------------------------

BOOK VALUE PER SHARE                                                                   $ 1.44                       $ 1.44
                                                                                 ------------------------------------------

ACTUAL SHARES OUTSTANDING                                                               4,050                        4,050
                                                                                 ------------------------------------------


See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                                                                                       For The Three Months Ended
                                                                                                               March 31,
                                                                                                   ---------------------------------

                                                                                                        2000                 1999
                                                                                                   ---------------------------------
INTEREST INCOME:

  Interest and fees on loans                                                                          $ 1,391               $ 1,504
  Interest on federal funds sold and repurchase agreement                                                  17                    49
  Interest on Securities                                                                                  713                   610
                                                                                                   ---------------------------------
     TOTAL INTEREST INCOME                                                                              2,121                 2,163
                                                                                                   ---------------------------------

INTEREST EXPENSE:
  Interest on deposits                                                                                    996                 1,019
  Interest on securities sold under agreements to repurchase and other borrowed funds                     112                    70
                                                                                                   ---------------------------------
     TOTAL INTEREST EXPENSE                                                                             1,108                 1,089
                                                                                                   ---------------------------------

NET INTEREST INCOME                                                                                     1,013                 1,074

PROVISION  FOR LOAN LOSSES                                                                                 45                   122
                                                                                                   ---------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                                         968                   952
                                                                                                   ---------------------------------

NONINTEREST INCOME:
  Service charges                                                                                         138                    85
  Other                                                                                                    43                    52
                                                                                                   ---------------------------------
     TOTAL NONINTEREST INCOME                                                                             181                   137
                                                                                                   ---------------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                                                          521                   507
  Occupancy                                                                                               146                   166
  Equipment                                                                                                66                    73
  Other operating expenses                                                                                376                   443
                                                                                                   ---------------------------------
     TOTAL NONINTEREST EXPENSES                                                                         1,109                 1,189
                                                                                                   ---------------------------------

INCOME BEFORE APPLICABLE INCOME TAXES                                                                      40                  (100)

INCOME TAXES                                                                                               16                   (38)
                                                                                                   ---------------------------------
NET INCOME                                                                                               $ 24                 $ (62)
                                                                                                   ---------------------------------

PER COMMON SHARE DATA
Basic Earnings                                                                                         $ 0.01               $ (0.02)
Diluted Earnings                                                                                       $ 0.01               $ (0.01)

AVERAGE COMMON SHARES
Basic                                                                                                   4,050                 4,050
Diluted                                                                                                 4,218                 4,211


See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

                                                       Common                                             Accumulated
                                                        Stock                                                Other
                                                       Shares       Common                   Retained    Comprehensive
                                                     Outstanding     Stock       Surplus     Earnings     Income, Net       Total
                                                 ----------------------------------------------------------------------------------


Balance at December 31, 1998                           4,050         $ 405      $10,963     $ (3,648)         $ (32)       $ 7,688

  Net income for the three months
     ended March 31, 1999                                  -             -            -          (62)             -            (62)

  Common stock issuance                                    -             -            -            -              -              -

  Change in unrealized holding gain
       (loss) on securities available for sale             -             -            -            -           (289)          (289)

                                                 ----------------------------------------------------------------------------------
Balance at March 31, 1999                              4,050         $ 405      $10,963     $ (3,710)        $ (321)       $ 7,337
                                                 ----------------------------------------------------------------------------------

Balance at December 31, 1999                           4,050         $ 405      $10,963     $ (3,918)      $ (1,637)       $ 5,813

  Net income for the trhee months
     ended March 31, 1999                                  -             -            -           24              -             24

  Common stock issuance                                    -             -            -            -              -              -

  Change in unrealized holding gain
       (loss) on securities available for sale             -             -            -            -            (13)           (13)

                                                 ----------------------------------------------------------------------------------
Balance at March 31, 2000                              4,050         $ 405      $10,963     $ (3,894)      $ (1,650)       $ 5,824
                                                 ----------------------------------------------------------------------------------


See notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                      For the Three Months Ended
                                                                                               March 31,
                                                                          -----------------------------------------------
                                                                                      2000                    1999
                                                                          -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $ 24                    $ (62)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                        65                       69
    Net amortization of securities                                                      11                       33
    Amortization of intangibles                                                         40                       36
    Provision for loan losses                                                           45                      122
    Net realized gain on sale of securities                                              -                       (1)
    Provision (benefit) for deferred income taxes                                       16                      (38)
Change in assets and liabilities:
      Accrued income receivable, other assets and other real estate                    106                     (185)
      Other liabilities                                                                (68)                    (228)
                                                                          -----------------------------------------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             239                     (254)
                                                                          -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold                                     (3,910)                   2,153
  Proceeds from sales and maturities of
     available for sale securities                                                   2,041                    1,758
  Purchases of available for sale securities                                            (5)                 (14,031)
  Net decrease in loans                                                                582                    3,163
  Purchase of loans                                                                      -                        -
  Purchases of bank premises and equipment                                             (57)                  (2,263)
  Proceeds from sale of foreclosed real estate and other assets                          -                        -
                                                                          -----------------------------------------------
          NET CASH USED BY INVESTING ACTIVITIES                                     (1,349)                  (9,220)
                                                                          -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                           1,427                    7,580
  Net (decrease) increase in federal funds purchased and
    other short-term borrowings                                                     (2,090)                   1,013
  Repayment of long term debt                                                          (30)                       -
                                                                          -----------------------------------------------
          NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                            (693)                   8,593
                                                                          -----------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (1,803)                    (881)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,299                    3,225
                                                                          -----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 2,496                  $ 2,344
                                                                          ===============================================

CASH PAID FOR INTEREST                                                             $ 1,096                  $ 1,038
                                                                          ===============================================

See notes to condensed consolidated financial statements.

                                 GRANDBANC, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000

Note 1 - Organization
GrandBanc, Inc. (the "Corporation"), is a Maryland bank holding company. The Corporation's operations primarily consist of managing the operations of GrandBank, its wholly owned subsidiary. GrandBank (the "Bank") is a community-oriented commercial bank. It provides a full range of banking services to small-to-medium sized businesses, professionals, and individuals in its primary market that encompasses the metropolitan Washington D.C. area including suburban Maryland and northern Virginia. The Bank, in addition to its headquarters in Rockville, has branch offices in Bethesda and Germantown, Maryland and Alexandria, Virginia. The Corporation's other wholly owned subsidiary, Facility Holdings, Inc., a Virginia corporation, was established in the first quarter of 1998 and owns the real property of the Corporation located in Alexandria, Virginia. The Corporation and Bank are subject to the regulations of certain Federal and State agencies and undergo periodic examinations by those regulatory agencies.

Note 2 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note 3 - Future Application of Accounting Standards
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date of SFAS No. 133 to January 1, 2001 for calendar year companies such as the Corporation. This statement requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used in determining when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of the hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Corporation plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statements effective date. The impact of adopting the provisions of this statement on the Corporation's financial position, results of operations and cash flows subsequent to the effective date is not currently estimable and will depend on the financial position of the Corporation and the nature and purpose of any derivative instrument in use at that time.

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4.  Securities
(in thousands)

                                                                             March 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                         Gross                 Gross
                                                 Amortized            Unrealized             Unrealized            Fair
                                                   Cost                  Gains                 Losses              Value
                                           -----------------------------------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations               $ 26,005                   $ -               $ (1,613)       $ 24,392
Mortgage-Backed Securities                                19,163                     1                 (1,135)         18,029
Other Securities                                             425                    58                      -             483
                                           -----------------------------------------------------------------------------------

Total                                                   $ 45,593                  $ 59               $ (2,748)       $ 42,904
                                           ===================================================================================



                                                                           December 31, 1999
------------------------------------------------------------------------------------------------------------------------------
                                                                         Gross                  Gross
                                                 Amortized             Unrealized            Unrealized             Fair
                                                    Cost                 Gains                 Losses              Value
                                           -----------------------------------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations               $ 26,505                   $ -               $ (1,666)       $ 24,839
Mortgage-Backed Securities                                20,709                     2                 (1,061)         19,650
Other Securities                                             420                    58                      -             478
                                           -----------------------------------------------------------------------------------

Total                                                   $ 47,634                  $ 60               $ (2,727)       $ 44,967
                                           ===================================================================================

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5.  Loans
(in thousands)


                                                      March 31,              December 31,
For The Periods Ended                                   2000                     1999
-----------------------------------------------------------------------------------------


Real Estate-Mortgage                                    $ 40,919                $ 40,995
Real Estate-Construction                                     269                      94
Commercial                                                12,977                  13,429
Consumer                                                   2,264                   2,430
Credit Card Receivable                                     1,964                   2,099
                                                        ---------------------------------

  Gross loans                                             58,393                  59,047
                                                        ---------------------------------

Less: Deferred loan fees and
         unearned discount                                   (41)                    (54)
                                                        ---------------------------------

Loans, net of unearned discount and
   deferred loan fees                                     58,352                  58,993
                                                        ---------------------------------

Allowance for loan losses                                   (681)                   (690)
                                                        ---------------------------------

Loans, net                                              $ 57,671                $ 58,303
                                                        ---------------------------------

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6.  Allowance for Loan Losses
(in thousands)

                                                                      Three Months
                                                                     Ended March 31,
                                                            ----------------------------------
For the Periods Ended                                         2000                      1999
----------------------------------------------------------------------------------------------

Balance at beginning of period                              $    690                 $    927

Provision charged to expense                                      45                      122

Charge-offs:
  Commercial and other                                             -                        -
  Consumer                                                        64                      139
  Real Estate                                                      -                        -
                                                            ----------------------------------

    Total Charge-offs                                             64                      139

Recoveries:
  Commercial and other                                             6                        -
  Consumer                                                         4                        5
  Real Estate                                                      -                        -
                                                            ----------------------------------

    Total Recoveries                                              10                        5

Net Charge-Offs (Recoveries)                                      54                      134
                                                            ----------------------------------

Balance at end of period                                    $    681                 $    915
                                                            ----------------------------------


Average Total Loans (1)                                     $ 58,923                 $ 59,598

Total Loans at Period End (1)                               $ 58,352                 $ 57,983

Ratio of net charge-offs (recoveries)
  to average total loans                                       0.09%                    0.22%

Ratio of allowance for
  loan losses to total
  loans at period end                                          1.17%                    1.58%


(1) Total Loans are reported net of unearned income.

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6A
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)


                                                              Percent of                                         Percent of
                                                           Loans in each                                      Loans in each
                                                             category to                                        category to
                                      March 31,                    Total            December 31,                      Total
                                           2000                    Loans                    1999                      Loans
                            ------------------------------------------------------------------------------------------------

Real Estate-Mortgage                       $196                    70.1%                    $224                      69.4%
Real Estate-Construction                      1                     0.5%                       1                       0.2%
Commercial                                   28                    22.2%                      49                      22.7%
Consumer                                    269                     7.2%                     304                       7.7%
Unallocated                                 187                      N/A                     112                        N/A
                            ------------------------------------------------------------------------------------------------

Total                                      $681                   100.0%                    $690                     100.0%
                            ================================================================================================

GRANDBANC, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7.  Earnings Per Share
(in thousands, except per share data)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                               ----------------------------
                                                                                 2000              1999
-----------------------------------------------------------------------------------------------------------

Basic earnings per share:

Net income (loss)                                                              $    24             $   (62)
                                                                               ----------------------------

Stock and stock equivalents (average shares):
   Common shares outstanding                                                     4,050               4,050
   Stock options                                                                     -                   -
                                                                               ----------------------------

Total stock and stock equivalents                                                4,050               4,050
                                                                               ============================

Basic net earnings per common share                                            $  0.01             $ (0.02)
                                                                               ----------------------------


Diluted earnings per share:

Net income (loss)                                                              $    24             $   (62)
                                                                               ----------------------------

Stock and stock equivalents (average shares):
   Common shares outstanding                                                     4,050               4,050
   Stock options                                                                   168                 161
                                                                               ----------------------------

Total stock and stock equivalents                                                4,218               4,211
                                                                               ============================

Diluted net earning per common share                                           $  0.01             $ (0.01)
                                                                               ----------------------------

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Management's Discussion and Analysis contains forward-looking statements, including statements of goals, intentions and expectations, regarding or based on assumptions about the future, including future economic conditions, interest rates, and statements by suppliers of data processing equipment and services, government agencies, and other matters. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

FINANCIAL SUMMARY

         Net income for the three months ended March 31, 2000 increased by $86 thousand from the same period in 1999. The company reported net income of $24 thousand or $0.01 per share for the quarter ended March 31, 2000, compared to a loss of $62 thousand or $0.02 per share for the quarter ended March 31, 1999. Returns on average assets and average equity for the first quarter of 2000 were 0.08% and 1.68%, respectively, compared to (0.22%) and (3.28%), for the same period in 1999.

         The increase in earnings for the first quarter of 2000 was primarily attributed to improvement in noninterest income and a decrease in noninterest expenses. Noninterest income for the quarterly period ended March 31, 2000 increased to $181 thousand compared to $137 thousand for the same quarter in 1999. This represents an increase of $44 thousand or 32.1%. Noninterest expenses decreased by $81 thousand or 6.8%, to $1,108 thousand as of March 31, 2000 compared to $1,189 thousand for the same period in 1999.

         The Company experienced mixed changes in total assets and liabilities since December 31, 1999. Total assets decreased by $750 thousand to $116.5 million compared to $117.3 million at December 31, 2000. Loans, net of unearned discount and fees, decreased by $641 thousand or 1.1% to $58.4 million at March 31, 2000 from $59.0 million at December 31, 1999. The securities portfolio decreased by $2.1 million to $42.9 million at March 31, 2000 from $45.0 million at December 31, 1999 representing a decrease of 4.6%. Deposits totaled $102.7 million at the end of the quarter compared to $101.3 million at December 31, 1999, representing an increase of $1.4 million or 1.4%

         Shareholders' equity, including the effects of accumulated other comprehensive income, at March 31, 2000 totaled $5.8 million compared to $5.8 million at December 31, 1999. Accumulated other comprehensive income comprised of unrealized holding losses on securities available for sale totaled $1.7 million at March 31, 2000 compared to $1.6 million at December 31, 1999. Book value per share of common stock on March 31, 2000 was $1.44 compared to $1.44 per share at December 31, 1999.

EARNINGS ANALYSIS

Net Interest Income
         Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $1,013 thousand for the first quarter of 2000 compared to $1,074 thousand for the same period in 1999, representing a decrease of 5.7%. The decrease in net interest income was primarily attributable to tightening of the spreads between interest earned on loans, securities, federal funds, and other investments, and the rates paid on deposits and borrowed funds. Small improvements in the volume of earning assets partially offset the decrease in interest spreads, but it was not material enough to fully absorb the decreases in interest spreads. Table 2 presents the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

         The Company's net interest margin for the quarter ended March 31, 2000 decreased to 3.87% from 4.16% for the first quarter of 1999. The declined in net interest margin for the first quarter was the result of a decline in the yield of earning assets of 28 basis points. This decrease resulted primarily from a 64 basis point decline in the interest rates earned in loans compounded with a 1.4% decline in loan volume. The losses in loan volume and loan rates were partially offset by gains in rates and volume on investment securities. In addition, the cost of interest bearing liabilities negatively affected the net interest margin as it increased by 3 basis points to 4.60%. The volume of funding liabilities also increased by approximately $1.1 million to an average of $97.7 million for the quarter ended March 31, 2000 compared to $96.6 for the same period in 1999.

         In the first three months of 2000, average earning assets increased by $1.4 million or 1.3% to $106.3 million compared to $104.9 for the first three months of 1999. Average total loans, the largest component of earning assets, decreased to $58.9 million for the first three months of 2000 compared to $59.8 million for the first three months of 1999. Average securities and federal funds sold increased by $2.2 million to $47.4 million for the first three months of 2000, compared to $45.2 million for the first three months of 1999. Although average interest bearing deposits decreased by $1.8 million compared to the same period in 1999, the decreased was primarily attributable to losses in jumbo certificates of deposit. This type of deposit declined by $5.5 million. Average interest bearing deposits totaled $89.6 million at March 31, 2000 compared to $91.4 million at March 31, 1999. Average interest bearing liabilities totaled $97.7 million at March 31, 2000 compared to $96.6 million for the same period in 1999. Average demand deposits increased by $1.4 million to $11.2 million for the first three months of 2000 compared to $9.8 million for the same period in 1999. Table 1 presents an analysis of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income.

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1

                                           Three Months Ended                                  Three Months Ended
                                             March 31, 2000                                       March 31, 1999
                                   -----------------------------------                -------------------------------------
                                     Average                   Average                Average                       Average
                                     Balance        Interest    Rate                  Balance       Interest          Rate
                                   -----------------------------------                -------------------------------------
Assets
Interest-Earning Assets:
Securities: (2)
  Federal Agency and
    Mortgage-Backed Securities       45,750              707     6.27%                  40,553          604     6.04%
  Other Investments                     420                6     5.79%                     420            6     5.79%
                                   ----------------------------------------------------------------------------------------

    Total Securities                 46,170              713     6.26%                  40,973          610     6.04%

Loans: (1)
  Commercial                         13,260              323     9.88%                  16,551          386     9.46%
  Real Estate-Construction              226                6    10.77%                     211            4     7.69%
  Real Estate-Mortgage               41,155              928     9.14%                  37,364          944     10.25%
  Consumer                            4,282              134    12.69%                   5,626          170     12.25%
                                   -----------------------------------                -------------------------------------

     Total Loans                     58,923            1,391     9.57%                  59,752        1,504     10.21%

  Federal Funds Sold                  1,191               17     5.79%                   4,141           49     4.80%
                                   -----------------------------------                -------------------------------------



  Total Interest-Earning Assets     106,284            2,121     8.09%                 104,866        2,163     8.37%

Noninterest-Earning Assets:
  Cash and Due from Banks             2,850                                              2,650
  Other Assets                        8,516                                              8,028
  Allowance for Loan Losses            (674)                                              (889)
  Deferred Loan Fees                    (48)                                              (154)
                                   ---------                                          ---------

  Total Noninterest-Earning Assets   10,644                                              9,635
                                   ---------                                          ---------

Total Assets                       $116,928                                           $114,501
                                   =========                                          =========

(1) For the purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2) Investment securities' unrealized gain (losses) are excluded from calculation of daily average balances.

AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1 (continued)


                                                          Three Months Ended                           Three Months Ended
                                                            March 31, 2000                               March 31, 1999
                                                 ------------------------------------       ---------------------------------------

                                                  Average                     Average          Average                  Average
                                                  Balance       Interest       Rate            Balance    Interest        Rate
                                                 ------------------------------------       ---------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                      $10,618         $53          2.02%           $ 9,906          $50          2.05%
  Money Market Deposits                            14,509         141          3.94%            11,059           88          3.23%
  Savings Deposits                                  4,430          28          2.56%             4,439           27          2.47%
  Certificates of Deposit
    $100,000 and over                              13,550         170          5.09%            19,034          242          5.16%
  Certificates of Deposit                          46,495         604          5.27%            46,989          612          5.28%
                                                 ------------------------------------       ---------------------------------------

  Total Interest-Bearing Deposits                  89,602         996          4.51%            91,427        1,019          4.52%

Purchased Funds                                     8,084         112          5.62%             5,212           70          5.45%
                                                 ------------------------------------       ---------------------------------------

  Total Interest-Bearing Liabilities               97,686       1,108          4.60%            96,639        1,089          4.57%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                            11,243                                        9,809
  Other Liabilities                                   532                                          485
                                                 ---------                                  -----------
  Total Noninterest-Bearing
   Liabilities                                     11,775                                       10,294
                                                 ---------                                  -----------

Total Liabilities                                 109,461                                      106,933
Shareholders' Equity                                7,467                                        7,568
                                                 ---------                                  -----------
Total Liabilities and Shareholders'
   Equity                                        $116,928                                     $114,501
                                                 =========                                  ===========

Interest Spread                                                                3.50%                                         3.81%
                                                 ------------------------------------       ---------------------------------------

Net Interest Margin                                            $1,013          3.87%                         $1,074          4.16%
                                                 ====================================       =======================================

Cost to fund earning assets                                                    4.23%                                         4.21%
                                                                      ===============                               ===============


Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance. Investment securities' unrealized gains (losses) are excluded from calculation of daily average balances.

GRANDBANC, INC.
Rate and Volume Analysis
----------------------------------------

                                                             From the three months ended
                                                                March 31, 2000 to the
(Dollars in thousands)                                            three months ended
Table 2                                                             March 31, 1999
                                                                      Change Due to:
                                                          -----------------------------------

                                           Total
                                         Increase
                                        (Decrease)                                      Rate                      Volume
                                   --------------------------------------------------------------------------------------
Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                        103                                $26                         $77
 Other Investments                                      0                                 $0                          $0
                                   -----------------------

  Total Securities                                    103                                $26                         $77

Loans: (1)
  Commercial                                          (63)                               $14                        ($77)
  Real Estate-Construction                              2                                 $2                          $0
  Real Estate-Mortgage                                (16)                             ($112)                        $96
  Consumer                                            (36)                                $5                        ($41)
                                   -----------------------

  Total Loans                                        (113)                              ($92)                       ($21)

Federal Funds Sold                                    (32)                                $3                        ($35)
                                   -----------------------



Total interest income                                 (42)                              ($71)                        $29
                                   -----------------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                            3                                ($1)                         $4
  Money Market Deposits                                53                                $26                         $27
  Savings Deposits                                      1                                 $1                         ($0)
  Certificates of Deposit
    $100,000 and over                                 (72)                               ($2)                       ($70)
  Certificates of Deposit                              (8)                               ($1)                        ($6)
                                   -----------------------

  Total Interest-Bearing Deposits                     (23)                               ($2)                       ($20)

Total interest expense                                 19                                 $8                         $12
                                   -----------------------

Net interest income                                  ($61)                              ($76)                        $15
                                   =======================


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

Provision for Loan Losses
         A provision for loan losses of $45 thousand was required for the three months ended March 31, 2000, compared to a provision of $122 thousand for the same period in 1999. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

Noninterest Income
         Non-interest income for the three-month period ended March 31, 2000 was $181 thousand, compared to $137 thousand for the three-month period ended March 31, 1999, representing an increase of $44 thousand or 32.1%.

Noninterest Expense
         In support of the Company's operations and strategic growth, total noninterest expenses consisting of employee related costs, occupancy expenses, and other overhead totaled $1,108 thousand for the first three months of 2000 compared to $1,189 thousand for the same period in 1999, representing a decrease of $81 thousand or 6.8%.
          The single largest decrease in year-to-date noninterest expenses was attributable to other operating expenses. Other operating expenses decreased by $67 thousand or 15.1 % for the first quarter of 2000 compared to the same period in 1999. Other operating expenses totaled $376 thousand for the first three months of 2000 compared to $443 thousand for the same period in 1999. Salaries and employee benefits expense totaled $521 thousand for the quarter ended March 31, 2000 compared to $507 thousand for the same period in 1999, representing an increase of $14 thousand or 2.7%. Occupancy and equipment expense totaled $212 thousand for the quarter ended March 31, 2000 compared to $239 thousand in 1999, a decrease of $27 thousand or 11.3%. The decrease in occupancy costs is partially attributable to the savings gained from the purchase in early 1999 of the bank building located at 7535 Old Georgetown Road, Bethesda, Maryland.

Capital Resources
         Shareholders' equity on March 31, 2000 was $5.8 million compared to $5.8 million at December 31, 1999. Book value per share of common stock on March 31, 2000 was $1.44 compared to $1.44 per share at December 31, 1999.

         At March 31, 2000 the Company's Tier 1 and total risk-based capital ratios were 7.76% and 8.69%, respectively, compared to 7.35% and 8.26% at December 31, 1999. The Company's leverage ratio was 4.94% at March 31, 2000 compared to 4.79% at December 31, 1999. Table 3 details the various components of shareholders' equity.

         Tier 1 and total risk-based capital ratios for GrandBank, the Company's banking affiliate were 11.21% and 12.25% respectively at March 31, 2000 compared to 10.10% and 11.00% at December 31, 1999. The Bank's leverage ratio was 6.76% at March 31, 2000 compared to 6.40% at December 31, 1999.

         The Bank continues to maintain capital that exceeds the minimum regulatory guidelines for "well capitalized" institutions. The Company plans to maintain a capital base sufficient to be able to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

GRANDBANC, INC.
SHAREHOLDERS' EQUITY
(Dollars in thousands)
Table 3

                                                                              March 31,          December 31,
                                                                                 2000                1999
                                                                       --------------------------------------

Tier 1 Capital:

Common Stock                                                           $              405         $     405
Surplus                                                                            10,963            10,963
Retained Earnings                                                                  (3,894)           (3,918)
Unrealized holding (loss) gain on securities available-for-sale                    (1,650)           (1,637)
                                                                       -------------------------------------

Total Shareholders' Equity                                                          5,824             5,813

Less: Unrealized holding loss (gain) on securities available for sale               1,650             1,637
Less: Dissallowed intangibles                                                      (1,787)           (1,859)
                                                                       -------------------------------------

     Total Tier 1 Capital                                                           5,687             5,591


Tier 2 Capital:

 Qualifying allowance for loan losses                                                 681               690
                                                                       -------------------------------------

     Total Tier 2 Capital                                                             681               690
                                                                       -------------------------------------

Total Risk-Based Capital                                                            6,368             6,281
                                                                       =====================================


Risk Weighted Assets                                                               73,240            76,055
                                                                       =====================================


Ratios:

Tier 1 Capital to risk weighted assets                                              7.76%             7.35%
Tier 2 Capital to risk weighted assets                                              0.93%             0.91%
                                                                       -------------------------------------

Total risk-based capital ratio                                                      8.69%             8.26%
                                                                       =====================================

Leverage Ratio-Tier 1 Capital to quarterly
average assets less intangibles                                                     4.94%             4.79%
                                                                       =====================================

ASSET QUALITY

The Company employs extensive written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for on-going identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Company's policies. The Bank's loan approval policies provide for various levels of officer lending authority. Loans, which in the aggregate exceed the level of officer lending authority, must be presented to the Executive Committee for approval. This Committee is comprised of the Bank's Chairman of the Board, the President and CEO and the other three members of the Board of Directors.
         A major element of credit risk management is the diversification of risk. The Bank's objective is to maintain a diverse loan portfolio to minimize the impact of any single event or set of circumstances. Concentration parameters are based upon individual risk factors, policy constraints, economic conditions, collateral and products. The Bank generally does not make loans outside its market area unless the borrower has an established relationship with the Bank. Consequently, the Bank and its borrowers are directly affected by the economic conditions prevailing in its market area.

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

         The ratio of allowance for loan losses to total loans at March 31, 2000 was 1.17% compared to 1.17% at December 31, 1999. The coverage multiple of allowance for loan losses to nonperforming loans was 10.81 at March 31, 2000 compared to 1.17 at December 31, 1999. Management believes that the allowance for loan losses at March 31, 2000 is adequate to cover losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard, or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Nonperforming Assets and Past Due Loans
         Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $529 thousand to $177 thousand at March 31, 2000 from $706 thousand at December 31, 1999. Non-performing assets to total assets at March 31, 2000 were 0.15% compared to 0.60% at December 31, 1999.
         Nonaccrual loans are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $63 thousand at March 31, 2000 from $592 thousand at December 31, 1999.

         Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. The Company had past due loans of $430 thousand at March 31, 2000 compared to $1.9 million at December 31, 1999.

         Table 4 details nonperforming assets, past due loans and asset quality ratios.

GRANDBANC, INC.
Credit Quality
(Dollars in thousands)
Table 4

                                                  March 31,      December 31,
                                                     2000            1999
                                            ---------------------------------
Nonaccrual Loans                                    $    63         $    592
Restructured Loans                                        0                0
                                            ---------------------------------

  Total Nonperforming Loans                              63              592
Other Real Estate                                       114              114
                                            ---------------------------------

  Total Nonperforming Assets                            177              706


Loans past due 90 days or
  more and accruing interest                            430            1,187
                                            ---------------------------------

  Total Nonperforming Assets and
    Loans past due 90 days or more                 $    607         $  1,893
                                            =================================


Total Loans at Period End (1)                        58,352           58,993
Allowance for Loan Losses                               681              690
Total Assets                                        116,517          117,267



Asset Quality Ratios:

Allowance for Loan Losses to
   Period end Loans                                   1.17%            1.17%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                      10.81 X           1.17 X

Total Nonperforming Loans
  to Total Loans                                      0.11%            1.00%

Total Nonperforming Assets to
  Total Assets                                        0.15%            0.60%

Nonperforming Assets to Total
  Loans plus Other Real Estate                        0.30%            1.19%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                               1.04%            3.20%


(1) Total loans are reported net of unearned income.

ASSET LIABILITY MANAGEMENT

Liquidity and Interest Rate Sensitivity Analysis
         The primary functions of asset/liability management are to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

                  At March 31, 2000, cash equivalents and securities available-for-sale totaled $49.3 million similar to the $49.3 million recorded at December 31, 1999. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and federal funds facilities with its correspondent banks. In addition, the Company's capital position, a large core deposit base, the quality of assets and future earnings power will ensure the Company's long term liquidity needs are met.

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

         The data in Table 5 reflects repricing or expected maturities of various assets and liabilities at March 31, 2000. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation" Table 5 also presents interest sensitivity on an adjusted basis using Beta adjustments. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in deposit rates to lag movements in open market rates. On a cumulative one-year basis at March 31, 2000, the Company had a liability sensitive adjusted gap of $23.1 million.

Interest Rate Gap Analysis
(Dollars in thousands)
Table 5

                                                                                        March 31, 2000
                                           -----------------------------------------------------------------------------------------


                                              1-90              91-180          181-365              1-5              Over 5
INTEREST-SENSITIVE ASSETS:                    Days               Days             Days              Years              Years
------------------------------------------------------------------------------------------------------------------------------------


  Federal Funds Sold                            $3,919               $0               $0                 $0                 $0
  Securities                                       502              514            1,031             10,112             33,434
  Loans Maturing                                   792                0            3,465             12,028              7,381
  Loans Repricing                               19,364                0            6,699              5,117              1,583
  Credit Card Receivables                        1,964                0                0                  0                  0
                                           ------------------------------------------------------------------------------------

    Total                                      $26,541             $514          $11,195            $27,257            $42,398
                                           ------------------------------------------------------------------------------------

    Cumulative Totals                          $26,541          $27,055          $38,250            $65,507           $107,905
                                           ------------------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES:
-------------------------------------------

  Certificate of Deposits & CD IRA's            19,848           13,105           10,781             14,474                 15
  Savings Accounts & Savings IRA's               4,456                0                0                  0                  0
  Interest Checking Accounts                    11,296                0                0                  0                  0
  Money Market Deposit Accounts                 17,670                0                0                  0                  0
  Sweep Accounts                                 5,116                0                0                  0                  0
  FHLB - Advances                                    0                0                0                  0                  0
  Other                                             29               29              608               1847                  0
                                           ------------------------------------------------------------------------------------

    Totals                                     $58,415          $13,134          $11,389            $16,321                $15
                                           ------------------------------------------------------------------------------------

    Cumulative Totals                          $58,415          $71,549          $82,938            $99,259            $99,274
                                           ------------------------------------------------------------------------------------

      Gap                                      (31,874)         (12,620)            (194)            10,936             42,383
                                           ====================================================================================

      Cumulative Gap                          ($31,874)        ($44,494)        ($44,688)          ($33,752)            $8,631
                                           ====================================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .30)           7,907
   Savings accounts (beta factor .30)            3,119
   Money Market Accounts (beta factor .40)      10,602


                                           ------------------------------------------------------------------------------------
Cumulative Adjusted Gap                       ($10,246)        ($22,866)        ($23,060)          ($12,124)           $30,259
                                           ====================================================================================

As Reported Infomration:

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):              45.44%           37.81%           46.12%             66.00%            108.69%

Cumulative Gap/Total Assets                    (27.36)%         (38.19)%         (38.35)%           (28.97)%             7.41%

Beta Adjusted Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):              72.15%           54.20%           62.39%             84.38%            138.97%

Cumulative Gap/Total Assets                     (8.79)%         (19.62)%         (19.79)%           (10.41)%            25.97%

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

The Corporation's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. The Company is not aware of any significant year 2000 problems encountered internally or with third parties with which it interfaces or receives services.

                                 GRANDBANC, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

         A.     Exhibits

                (11) "Computation of Earnings per Common Share" is presented as Note 7 on Page 9.

                (27)     Financial Data Schedule:  Filed herewith.

         B.     Reports on Form 8-K

                None

                                GRANDBANC, INC.
                                  FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 2000



                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GRANDBANC, INC.
                                           (Registrant)




Date: May 12, 2000                  /s/ Steven K. Colliatie
      ------------                ----------------------------------------------
                                           Steven K. Colliatie
                                           President and Chief Executive Officer




Date: May 12, 2000                  /s/ Domingo Rodriguez
     -------------                ----------------------------------------------
                                           Domingo Rodriguez
                                           Executive Vice President and
                                           Chief Financial Officer