Form 10QSB
period 2000-06-30
GRANDBANC INC
filed 2000-08-14
CIK 719488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2000
                                            -------------
                        Commission File Number: 0-16187
                                                -------

                                 GRANDBANC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



         Maryland                                       52-1332050
---------------------------------        ---------------------------------------
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

     YES  X  NO
        ----   ----

     At July 27, 2000, there were 4,049,665 shares of Common Stock, par value $.10 per share outstanding.

     Transitional Small Business Disclosure Format

     YES     NO  X
        ----   ----

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION                                                                                       PAGE
------------------------------                                                                                       ----


         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets...........................................................................1

                  Consolidated Statements of Income.....................................................................2

                  Consolidated Statements of Shareholders' Equity.......................................................3

                  Consolidated Statements of Changes in Cash Flows......................................................4

                  Notes to Consolidated Financial Statements.........................................................5-10


         Item 2 - Management's Discussion and Analysis..............................................................11-24


PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders...........................................................25

Item 6 - Exhibits and Reports on Form 8-K..............................................................................25


      6(a)        The following exhibits required to be filed herewith:

         (11)     "Computation of Earnings per Common Share" is presented as Note 7 on page 10

         (27)     Financial Data Schedule

         6(b).    Reports on Form 8-K:

Signatures.............................................................................................................26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDBANC, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

                                                                                         June 30,              December 31,
                                                                                           2000                    1999
--------------------------------------------------------------------------------------------------------------------------------
                                      ASSETS
Cash and Due from banks                                                                      $   2,968                $   4,299
Federal funds sold                                                                                  48                        9
                                                                                    --------------------------------------------
     Total cash and cash equivalents                                                             3,016                    4,308

Securities available-for-sale                                                                   42,360                   44,967

Loans, net of unearned discount and loan fees                                                   59,936                   58,993
Less: Allowance for loan losses                                                                   (668)                    (690)
                                                                                    --------------------------------------------
Loans, net                                                                                      59,268                   58,303

Bank premises and equipment, net                                                                 3,865                    3,892
Accrued income receivable                                                                          838                      868
Prepaid expenses and other assets                                                                  655                      698
Deferred income taxes                                                                            3,070                    3,100
Intangible assets                                                                                  936                    1,017
Other real estate owned                                                                            114                      114
                                                                                    --------------------------------------------
     TOTAL ASSETS                                                                            $ 114,122                $ 117,267
                                                                                    ============================================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                                                     $  11,976                $  10,637
  Interest checking                                                                             11,520                   11,532
  Savings                                                                                       17,730                   16,427
  Time                                                                                          57,352                   62,660
                                                                                    --------------------------------------------
Total Deposits                                                                                  98,578                  101,256

Securities sold under agreement to repurchase
          and other borrowed funds                                                               9,281                    9,749
Other liabilities                                                                                  402                      449
                                                                                    --------------------------------------------
     TOTAL LIABILITIES                                                                         108,261                  111,454
                                                                                    --------------------------------------------

SHAREHOLDERS' EQUITY
Common stock                                                                                       405                      405
Surplus                                                                                         10,963                   10,963
Retained earnings                                                                               (3,847)                  (3,918)
Accumulated comprehensive income:
  Unrealized holding loss on securities available-for-sale                                      (1,660)                  (1,637)
                                                                                    --------------------------------------------
     TOTAL SHAREHOLDERS' EQUITY                                                                  5,861                    5,813
                                                                                    --------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 114,122                $ 117,267
                                                                                    ============================================

BOOK VALUE PER SHARE                                                                         $    1.45                $    1.44
                                                                                    ============================================

ACTUAL SHARES OUTSTANDING                                                                        4,050                    4,050
                                                                                    ============================================


See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)


                                                                  For The Three Months Ended        For The Six Months Ended
                                                                           June 30,                         June 30,
                                                                --------------------------------   ---------------------------
                                                                     2000            1999               2000         1999
                                                                --------------------------------   ---------------------------
INTEREST INCOME:
  Interest and fees on loans                                            $ 1,412         $ 1,380           $ 2,803     $ 2,884
  Interest on federal funds sold and repurchase agreement                    15              24                32          73
  Interest on Securities                                                    714             755             1,427       1,365
                                                                --------------------------------   ---------------------------
     TOTAL INTEREST INCOME                                                2,141           2,159             4,262       4,322
                                                                --------------------------------   ---------------------------

INTEREST EXPENSE:
  Interest on deposits                                                      990           1,087             1,986       2,106
  Interest on securities sold under agreements to repurchase
     and other borrowed funds                                               138              93               250         164
                                                                --------------------------------   ---------------------------
     TOTAL INTEREST EXPENSE                                               1,128           1,180             2,236       2,270
                                                                --------------------------------   ---------------------------

NET INTEREST INCOME                                                       1,013             979             2,026       2,052

PROVISION  FOR LOAN LOSSES                                                   15              68                60         189
                                                                --------------------------------   ---------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                           998             911             1,966       1,863
                                                                --------------------------------   ---------------------------

NONINTEREST INCOME:
  Service charges                                                           153              90               292         175
  Other                                                                      46              45                89          97
                                                                --------------------------------   ---------------------------
     TOTAL NONINTEREST INCOME                                               199             135               381         272
                                                                --------------------------------   ---------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                            522             561             1,044       1,067
  Occupancy                                                                 143             155               289         321
  Equipment                                                                  71              76               137         149
  Other operating expenses                                                  386             415               762         859
                                                                --------------------------------   ---------------------------
     TOTAL NONINTEREST EXPENSES                                           1,122           1,207             2,232       2,396
                                                                --------------------------------   ---------------------------

INCOME BEFORE APPLICABLE INCOME TAXES                                        75            (161)              115        (261)

INCOME TAXES                                                                 28             (62)               44        (100)
                                                                --------------------------------   ---------------------------
NET INCOME                                                               $   47         $   (99)           $   71     $  (161)
                                                                ================================   ===========================

PER COMMON SHARE DATA
Basic Earnings                                                           $ 0.01         $ (0.02)           $ 0.02     $ (0.04)
Diluted Earnings                                                         $ 0.01         $ (0.02)           $ 0.02     $ (0.04)

AVERAGE COMMON SHARES
Basic                                                                     4,050           4,050             4,050       4,050
Diluted                                                                   4,218           4,211             4,218       4,211


See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)


                                                      Common                                            Accumulated
                                                       Stock                                               Other
                                                      Shares        Common                Retained     Comprehensive
                                                    Outstanding      Stock     Surplus    Earnings      Income, Net        Total
                                                   ---------------------------------------------------------------------------------
Balance at December 31, 1998                              4,050  $     405  $   10,963  $   (3,648)    $         (32)    $ 7,688

  Net income for the six months
     ended June 30, 1999                                      -          -           -        (161)                -        (161)

  Common stock issuance                                       -          -           -           -                 -           -

  Change in unrealized holding gain
       (loss) on securities available for sale                -          -           -           -            (1,079)     (1,079)

                                                   ---------------------------------------------------------------------------------
Balance at June 30, 1999                                  4,050  $     405  $   10,963  $   (3,809)    $      (1,111)    $ 6,448
                                                   =================================================================================

Balance at December 31, 1999                              4,050  $     405  $   10,963  $   (3,918)    $      (1,637)    $ 5,813

  Net income for the six months
     ended June 30, 2000                                      -          -           -          71                 -          71

  Common stock issuance                                       -          -           -           -                 -           -

  Change in unrealized holding gain
       (loss) on securities available for sale                -          -           -           -               (23)        (23)

                                                   ---------------------------------------------------------------------------------
Balance at June 30, 2000                                  4,050  $     405  $   10,963  $   (3,847)    $      (1,660)    $ 5,861
                                                   =================================================================================


See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                                 For the Six Months Ended
                                                                                                         June 30,
                                                                                          ----------------------------------------
                                                                                                 2000                1999
                                                                                          ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $               71   $             (161)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                                         131                  143
    Net amortization of securities                                                                        22                   73
    Amortization of intangibles                                                                           81                   72
    Provision for loan losses                                                                             60                  189
    Net realized gain on sale of securities                                                                -                   (3)
    Provision (benefit) for deferred income taxes                                                         44                 (100)
Change in assets and liabilities:
      Accrued income receivable, other assets and other real estate                                       73                  141
      Other liabilities                                                                                  (47)                  80
                                                                                          ----------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      435                  434
                                                                                          ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold                                                          (39)               4,155
  Proceeds from sales and maturities of
     available for sale securities                                                                     2,547                4,305
  Purchases of available for sale securities                                                              (5)             (21,966)
  Net (increase) decrease in loans                                                                    (1,019)               3,476
  Purchases of bank premises and equipment                                                              (104)              (2,290)
                                                                                          ----------------------------------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                             1,380              (12,320)
                                                                                          ----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                                 (2,678)               9,133
  Net (decrease) increase in federal funds purchased and
    other short-term borrowings                                                                         (410)               1,859
  Repayment of long term debt                                                                            (58)                   -
                                                                                          ----------------------------------------
          NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                            (3,146)              10,992
                                                                                          ----------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (1,331)                (894)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       4,299                3,225
                                                                                          ----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $            2,968   $            2,331
                                                                                          ========================================


CASH PAID FOR INTEREST                                                                    $            2,223   $            2,524
                                                                                          ========================================

See notes to consolidated financial statements.

                                GRANDBANC, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000

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

Note 2 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.  Securities
(in thousands)

                                                                            June 30, 2000
------------------------------------------------------------------------------------------------------------------
                                                                          Gross           Gross
                                                        Amortized      Unrealized       Unrealized       Fair
                                                          Cost            Gains           Losses         Value
                                                     -------------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations                   $ 26,004             $ -         $ (1,769)   $ 24,235
Mortgage-Backed Securities                                    18,635               3             (996)     17,642
Other Securities                                                 425              58                -         483
                                                     -------------------------------------------------------------

Total                                                       $ 45,064            $ 61         $ (2,765)   $ 42,360
                                                     ============================================================


                                                                          December 31, 1999
------------------------------------------------------------------------------------------------------------------
                                                                          Gross            Gross
                                                        Amortized       Unrealized      Unrealized        Fair
                                                           Cost           Gains           Losses         Value
                                                     -------------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations                   $ 26,505             $ -         $ (1,666)   $ 24,839
Mortgage-Backed Securities                                    20,709               2           (1,061)     19,650
Other Securities                                                 420              58                -         478
                                                     -------------------------------------------------------------

Total                                                       $ 47,634            $ 60         $ (2,727)   $ 44,967
                                                     =============================================================

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5.  Loans
(in thousands)

                                                                             June 30,          December 31,
For The Periods Ended                                                          2000                1999
---------------------------------------------------------------------------------------------------------------

Real Estate-Mortgage                                                    $            41,014  $          40,995
Real Estate-Construction                                                                386                 94
Commercial                                                                           14,266             13,429
Consumer                                                                              2,543              2,430
Credit Card Receivable                                                                1,774              2,099
                                                                        ---------------------------------------

  Gross loans                                                                        59,983             59,047
                                                                        ---------------------------------------

Less: Deferred loan fees and
         unearned discount                                                              (47)               (54)
                                                                        ---------------------------------------

Loans, net of unearned discount and
   deferred loan fees                                                                59,936             58,993
                                                                        ---------------------------------------

Allowance for loan losses                                                              (668)              (690)
                                                                        ---------------------------------------

Loans, net                                                              $            59,268  $          58,303
                                                                        ======================================

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.  Allowance for Loan Losses
(in thousands)

                                                            Three Months                                Six Months
                                                           Ended June 30,                             Ended June 30,
                                               ---------------------------------------    ---------------------------------------
For the Periods Ended                                 2000               1999                    2000               1999
--------------------------------------------------------------------------------------    ---------------------------------------
Balance at beginning of period                 $              681   $             915     $              690   $             927

Provision charged to expense                                   15                  68                     60                 190

Charge-Offs:
  Commercial and other                                          -                  21                      -                  21
  Consumer                                                     34                 202                     98                 341
  Real Estate                                                   5                   -                      5                   -
                                               ----------------------------------------------------------------------------------

    Total Charge-offs                                          39                 223                    103                 362

Recoveries:
  Commercial and other                                          5                  12                     11                  12
  Consumer                                                      6                   5                     10                  10
  Real Estate                                                   -                   -                      -                   -
                                               ----------------------------------------------------------------------------------

    Total Recoveries                                           11                  17                     21                  22

Net Charge-Offs (Recoveries)                                   28                 206                     82                 340
                                               ----------------------------------------------------------------------------------

Balance at end of period                       $              668   $             777     $              668   $             777
                                               ==================================================================================


Average Total Loans (1)                        $           58,268   $          57,859     $          58,571    $          58,772

Total Loans at Period End (1)                  $           59,936   $          57,342     $          59,936    $          57,342

Ratio of net charge-offs (recoveries)
  to average total loans                                     0.05%               0.36%                 0.14%                0.58%

Ratio of allowance for
  loan losses to total
  loans at period end                                        1.11%               1.36%                 1.11%                1.36%


(1) Total Loans are reported net of unearned income.

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6A
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)

                                                                    Percent of                              Percent of
                                                                 Loans in each                           Loans in each
                                                                   category to                             category to
                                                    June 30,             Total        December 31,               Total
                                                       2000              Loans               1999                Loans
                                            ---------------------------------------------------------------------------
Real Estate-Mortgage                                   $240              68.4%               $224                69.4%
Real Estate-Construction                                  2               0.6%                  1                 0.2%
Commercial                                               43              23.8%                 49                22.7%
Consumer                                                248               7.2%                304                 7.7%
Unallocated                                             135                N/A                112                  N/A
                                            ---------------------------------------------------------------------------

Total                                                  $668             100.0%               $690               100.0%
                                            ===========================================================================

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.  Earnings Per Share
(in thousands, except per share data)

                                                                      Three Months                        Six Months
                                                                     Ended June 30,                     Ended June 30,
                                                            ---------------------------------    -----------------------------
                                                                  2000            1999               2000          1999
---------------------------------------------------------------------------------------------    -----------------------------
Basic earnings per share:

Net income (loss)                                           $             47  $          (99)    $         71  $         (161)
                                                            ---------------------------------    -----------------------------

Stock and stock equivalents (average shares):
   Common shares outstanding                                           4,050           4,050            4,050           4,050
   Stock options                                                           -               -                -               -
                                                            ---------------------------------    -----------------------------

Total stock and stock equivalents                                      4,050           4,050            4,050           4,050
                                                            =================================    -----------------------------

Basic net income per common share                           $           0.01  $        (0.02)    $       0.02  $        (0.04)
                                                            ---------------------------------    -----------------------------


Diluted earnings per share:

Net income (loss)                                           $             47  $          (99)    $         71  $         (161)
                                                            ---------------------------------

Stock and stock equivalents (average shares):
   Common shares outstanding                                           4,050           4,050            4,050           4,050
   Stock options                                                         178             161              161             182
                                                            ---------------------------------    -----------------------------

Total stock and stock equivalents                                      4,228           4,211            4,211           4,232
                                                            =================================    -----------------------------

Diluted net income per common share                         $           0.01  $        (0.02)    $       0.02  $        (0.04)
                                                            ---------------------------------    -----------------------------

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis contains forward-looking statements, including statements of goals, intentions and expectations, regarding or based on assumptions about the future, including future economic conditions, interest rates, and other matters. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

FINANCIAL SUMMARY
     Net income for the three months ended June 30, 2000 increased by $146 thousand from the same period in 1999. The company reported net income of $47 thousand or $0.01 per share for the quarter ended June 30, 2000, compared to a loss of $99 thousand or $0.02 per share for the quarter ended June 30, 1999. Net income for the first six months ended June 30, 2000 increased by $232 thousand from the same period in 1999. For the six-month period ended June 30, 2000, the company reported net income after taxes of $71 thousand or $0.02 per share, compared to a loss of $161 or $0.04 for the same period in 1999. Year-to-date returns on average assets and average equity were 0.12% and 2.44%, respectively, compared to (0.27%) and (4.36%), for the same period in 1999.

     The increase in earnings for the first quarter of 2000 was primarily attributed to improvement in noninterest income and a decrease in noninterest expenses and the provision for loan losses. Noninterest income for the quarterly period ended June 30, 2000 increased to $199 thousand compared to $135 thousand for the same quarter in 1999. This represents an increase of $64 thousand or 48.1%. For the six-month period ended June 30, 2000, noninterest income increased by $109 thousand or 40.0%. Noninterest income for the six-month period ended June 30, 2000 totaled $381 thousand compared to $272 thousand for the same period in 1999. Noninterest expenses for the quarterly period ended June 30, 2000 decreased by $85 thousand or 7.0%, to $1,122 thousand as of June 30, 2000 compared to $1,207 thousand for the same period in 1999. For the six-month period ended June 30, 2000, noninterest expenses decreased by $164 thousand or 6.9%, to $2,232 thousand as of June 30, 2000 compared to $2,396 thousand for the same period in 1999. The provision for loan losses decreased by $53 for the quarterly period ended June 30, 2000. The provision allocation for the second quarter of 2000 was $15 thousand compared to $68 thousand in 1999. For the six-month period ended June 30, 2000, the provision for loan losses decreased by $129 thousand to $60 thousand compared to $189 for the same period in 1999.

     The Company experienced mixed changes in total assets and liabilities since December 31, 1999. As of June 30, 2000, total assets decreased by $3.2 million to $114.1 million compared to $117.3 million at December 31, 1999. Loans, net of unearned fees and discounts, increased by $943 thousand or 1.6% to $59.9 million at June 30, 2000 from $59.0 million at December 31, 1999. The securities portfolio decreased by $2.6 million to $42.4 million at June 30, 2000 from $45.0 million at December 31, 1999 representing a decrease of 5.8%. Deposits totaled $98.6 million at the end of the quarter compared to $101.3 million at December 31, 1999, representing a decrease of $2.7 million or 2.3%

     Shareholders' equity, including the effects of accumulated other comprehensive income, at June 30, 2000 totaled $5.9 million compared to $5.8 million at December 31, 1999. Accumulated comprehensive income comprised of unrealized holding losses on securities available for sale totaled ($1.7) million at June

30, 2000 compared to ($1.6) million at December 31, 1999. Book value per share of common stock on June 30, 2000 was $1.45 compared to $1.44 per share at December 31, 1999.

EARNINGS ANALYSIS

Net Interest Income
     Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $1,013 thousand for the second quarter of 2000 compared to $979 thousand for the same period in 1999, representing an increase of $34 thousand or 3.47%. Year-to date, net interest income totaled $2,026 thousand compared to $2,052 thousand for the same period in 1999, representing a decrease of $26 thousand or 1.27%. The decrease in year-to-date net interest income reflects the effects of the tightening of the spreads between interest earned on loans, securities, federal funds, and other investments, and the rates paid on deposits and borrowed funds. The small improvements in the volume of loans were offset by the decreases in securities and deposits. Table 2 and Table 2A present the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

     Although the Company's net interest margin for the quarter ended June 30, 2000 increased to 3.91% from 3.55% for the first quarter of 1999, the decline in volume of earning assets and related liabilities mostly offset the increase. The cost of funds increased to 4.32% compared to 4.28% in 1999. Year-to-date interest margin increased slightly to 3.87% from 3.85% as of the same period in 1999. The lower volume of earning assets and the higher cost of funds primarily offset the year-to-date small increase in net interest margin rate.

     As of June 30, 2000, year-to-date average earning assets decreased by $2.3 million or 2.1% to $105.5 million compared to $107.8 million for the same period in 1999. Average total loans, the largest component of earning assets, decreased to $58.6 million compared to $58.9 million for 1999. Average securities decreased by approximately $100 thousand to $45.7 million compared to $45.8 million for first six months of 1999. Average federal funds sold and money market instruments declined by 2.0 million to $1.1 million as of June 30, 2000 compared to $3.1 million for the same period in 1999.

     As of June 30, 2000, average interest bearing deposits decreased by $5.2 million or 5.6% to $88.0 million compared to $93.2 million as of the same period in 1999. The decrease was primarily attributable to declines in certificates of deposit volume and limited growth in the other deposit categories. Average interest bearing liabilities totaled $96.6 million at June 30, 2000 compared to $99.4 million for the same period in 1999. Average demand deposits increased by $956 thousand to $11.4 million as of June 30, 2000 compared to $10.4 million for the same period in 1999. Table 1 and Table 1a present analyses of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income for the periods indicated.

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1

                                                              Three Months Ended
                                                                 June 30, 2000
                                                              --------------------

                                                 Average                            Average
                                                 Balance            Interest          Rate
                                         ----------------------------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                         44,938                 707    6.31%
  Other Investments                                       425                   7    6.61%
                                         ----------------------------------------------------

    Total Securities                                   45,363                 714    6.31%

Loans: (1)
  Commercial                                           13,300                 345   10.40%
  Real Estate-Construction                                316                   9   11.42%
  Real Estate-Mortgage                                 40,486                 924    9.15%
  Consumer                                              4,214                 134   12.75%
                                         ----------------------------------------------------

     Total Loans                                       58,316               1,412    9.71%

  Federal Funds Sold                                      942                  15    6.39%
                                         ----------------------------------------------------



  Total Interest-Earning Assets                       104,621               2,141    8.21%

Noninterest-Earning Assets:
  Cash and Due from Banks                               2,700
  Unrealized Losses - AFS Securities                   (2,557)
  Other Assets                                          9,395
  Allowance for Loan Losses                              (674)
  Deferred Loan Fees                                      (48)
                                         ---------------------

  Total Noninterest-Earning Assets                      8,816
                                         ---------------------

Total Assets                                         $113,437
                                         =====================

                                                          Three Months Ended
                                                           June 30, 1999
                                                          ----------------


                                               Average                      Average
                                               Balance        Interest        Rate
                                         ----------------------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                     50,036             748     6.00%
  Other Investments                                   420               7     6.68%
                                         ----------------------------------------------

    Total Securities                               50,456             755     6.00%

Loans: (1)
  Commercial                                       14,862             350     9.43%
  Real Estate-Construction                            211               5     9.50%
  Real Estate-Mortgage                             37,703             856     9.11%
  Consumer                                          5,355             169    12.67%
                                         ----------------------------------------------

     Total Loans                                   58,131           1,380     9.52%

  Federal Funds Sold                                2,052              24     4.69%
                                         ----------------------------------------------



  Total Interest-Earning Assets                   110,639           2,159     7.83%

Noninterest-Earning Assets:
  Cash and Due from Banks                           2,827
  Unrealized Losses - AFS Securities                 (666)
  Other Assets                                      9,083
  Allowance for Loan Losses                          (802)
  Deferred Loan Fees                                  (50)
                                         -----------------

  Total Noninterest-Earning Assets                 10,392
                                         -----------------

Total Assets                                     $121,031
                                         =================


(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1 (continued)


                                                              Three Months Ended
                                                                 June 30, 2000
                                                              --------------------

                                                      Average                       Average
                                                      Balance       Interest          Rate
                                         ----------------------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                          $11,255                 $56      2.00%
  Money Market Deposits                                14,685                 145      3.96%
  Savings Deposits                                      4,503                  31      2.76%
  Certificates of Deposit
    $100,000 and over                                  12,420                 168      5.43%
  Certificates of Deposit                              43,548                 590      5.43%
                                         ----------------------------------------------------

  Total Interest-Bearing Deposits                      86,411                 990      4.60%

Purchased Funds & Other Borrowings                      9,069                 138      6.10%
                                         ----------------------------------------------------

  Total Interest-Bearing Liabilities                   95,480               1,128      4.74%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                                11,523
  Other Liabilities                                       503
                                         ---------------------
  Total Noninterest-Bearing
   Liabilities                                         12,026
                                         ---------------------

Total Liabilities                                     107,506
Shareholders' Equity                                    5,931
                                         ---------------------
Total Liabilities and Shareholders'
   Equity                                            $113,437
                                         =====================

Interest Spread                                                                        3.48%
                                         ----------------------------------------------------

Net Interest Margin                                                        $1,013      3.88%
                                         ====================================================

Cost to fund earning assets                                                            4.32%
                                                                                  ===========


                                                                 Three Months Ended
                                                                   June 30, 1999
                                                                  ----------------

                                                          Average                     Average
                                                          Balance     Interest          Rate
                                                 ----------------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                              $10,369             $52        2.00%
  Money Market Deposits                                    10,923              87        3.21%
  Savings Deposits                                          4,897              31        2.54%
  Certificates of Deposit
    $100,000 and over                                      19,012             274        5.78%
  Certificates of Deposit                                  49,755             643        5.18%
                                                 ----------------------------------------------

  Total Interest-Bearing Deposits                          94,956           1,087        4.59%

Purchased Funds & Other Borrowings                          7,346              93        5.08%
                                                 ----------------------------------------------

  Total Interest-Bearing Liabilities                      102,302           1,180        4.63%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                                    11,039
  Other Liabilities                                           504
                                                 -----------------
  Total Noninterest-Bearing
   Liabilities                                             11,543
                                                 -----------------

Total Liabilities                                         113,845
Shareholders' Equity                                        7,186
                                                 -----------------
Total Liabilities and Shareholders'
   Equity                                                $121,031
                                                 =================

Interest Spread                                                                          3.21%
                                                 ----------------------------------------------

Net Interest Margin                                                          $979        3.55%
                                                 ==============================================

Cost to fund earning assets                                                              4.28%
                                                                                  =============


Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1a

                                                        Six Months Ended
                                                          June 30, 2000
                                                        ------------------

                                            Average                         Average
                                            Balance          Interest         Rate
                                     -----------------------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                   45,344             1,413   6.28%
  Other Investments                                 423                14   6.67%
                                     -----------------------------------------------

    Total Securities                             45,767             1,427   6.29%

Loans: (1)
  Commercial                                     13,280               668  10.14%
  Real Estate-Construction                          271                19  14.14%
  Real Estate-Mortgage                           40,821             1,848   9.13%
  Consumer                                        4,247               268  12.73%
                                     -----------------------------------------------

     Total Loans                                 58,619             2,803   9.64%

  Federal Funds Sold                              1,066                32   6.05%
                                     -----------------------------------------------

  Total Interest-Earning Assets                 105,452             4,262   8.15%

Noninterest-Earning Assets:
  Cash and Due from Banks                         2,775
  Unrealized Losses - AFS Securities             (2,703)
  Other Assets                                    9,503
  Allowance for Loan Losses                        (674)
  Deferred Loan Fees                                (48)
                                     -------------------

  Total Noninterest-Earning Assets                8,853
                                     -------------------

Total Assets                                   $114,305
                                     ===================

                                                              Six Months Ended
                                                                June 30, 1999
                                                              ------------------

                                                  Average                         Average
                                                  Balance          Interest         Rate
                                            ----------------------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                         45,427             1,351   6.00%
  Other Investments                                       411                14   6.87%
                                     -----------------------------------------------------

    Total Securities                                   45,838             1,365   6.01%

Loans: (1)
  Commercial                                           15,702               736   9.45%
  Real Estate-Construction                                211                 9   8.70%
  Real Estate-Mortgage                                 37,471             1,799   9.68%
  Consumer                                              5,490               340  12.47%
                                            ----------------------------------------------

     Total Loans                                       58,874             2,884   9.88%

  Federal Funds Sold                                    3,091                73   4.76%
                                            ----------------------------------------------

  Total Interest-Earning Assets                       107,803             4,322   8.08%

Noninterest-Earning Assets:
  Cash and Due from Banks                               2,739
  Unrealized Losses - AFS Securities                     (432)
  Other Assets                                          8,558
  Allowance for Loan Losses                              (845)
  Deferred Loan Fees                                     (102)
                                            ------------------

  Total Noninterest-Earning Assets                      9,918
                                            ------------------

Total Assets                                         $117,721
                                            ==================


(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1a (continued)


                                                        Six Months Ended
                                                          June 30, 2000
                                                        ------------------

                                                Average                     Average
                                                Balance      Interest         Rate
                                     -----------------------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                    $10,937              $109     2.01%
  Money Market Deposits                          14,597               286     3.95%
  Savings Deposits                                4,467                60     2.71%
  Certificates of Deposit
    $100,000 and over                            12,985               338     5.25%
  Certificates of Deposit                        45,022             1,193     5.34%
                                     -----------------------------------------------

  Total Interest-Bearing Deposits                88,008             1,986     4.55%

Purchased Funds & Other Borrowings                8,576               250     5.88%
                                     -----------------------------------------------

  Total Interest-Bearing Liabilities             96,584             2,236     4.67%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                          11,383
  Other Liabilities                                 517
                                     -------------------
  Total Noninterest-Bearing
   Liabilities                                   11,900
                                     -------------------

Total Liabilities                               108,484
Shareholders' Equity                              5,821
                                     -------------------
Total Liabilities and Shareholders'
   Equity                                      $114,305
                                     ===================

Interest Spread                                                               3.49%
                                     -----------------------------------------------

Net Interest Margin                                                $2,026     3.87%
                                     ===============================================

Cost to fund earning assets                                                   4.28%
                                                                          ==========


                                                                 Six Months Ended
                                                                   June 30, 1999
                                                                 ------------------

                                                         Average                     Average
                                                         Balance      Interest         Rate
                                               ----------------------------------------------
Liabilities and Shareholders' Equit
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                             $10,139              $101     2.01%
  Money Market Deposits                                   10,991               175     3.21%
  Savings Deposits                                         4,669                59     2.55%
  Certificates of Deposit
    $100,000 and over                                     19,023               516     5.47%
  Certificates of Deposit                                 48,380             1,255     5.23%
                                               ----------------------------------------------

  Total Interest-Bearing Deposits                         93,202             2,106     4.56%

Purchased Funds & Other Borrowings                         6,222               164     5.32%
                                               ----------------------------------------------

  Total Interest-Bearing Liabilitie                       99,424             2,270     4.60%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                                   10,427
  Other Liabilities                                          494
                                               ------------------
  Total Noninterest-Bearing
   Liabilities                                            10,921
                                               ------------------

Total Liabilities                                        110,345
Shareholders' Equity                                       7,376
                                               ------------------
Total Liabilities and Shareholders'
   Equity                                               $117,721
                                               ==================

Interest Spread                                                                        3.49%
                                               ----------------------------------------------

Net Interest Margin                                                         $2,052     3.84%
                                               ==============================================

Cost to fund earning assets                                                            4.25%
                                                                                   ==========


Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

GRANDBANC, INC.
Rate and Volume Analysis
-------------------------------

                                                                              From the three months ended
                                                                                 June 30, 2000 to the
(Dollars in thousands)                                                            three months ended
Table 2                                                                             June 30, 1999
                                                                                      Change Due to:
                                                                              ---------------------------

                                                                  Total
                                                                 Increase
                                                                (Decrease)                          Rate                Volume
                                                             ------------------------------------------------------------------
Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                                           ($41)                       $35                  ($76)
 Other Investments                                                          0                        ($0)                   $0
                                                             -----------------

  Total Securities                                                        (41)                       $35                  ($76)

Loans: (1)
  Commercial                                                               (5)                       $32                  ($37)
  Real Estate-Construction                                                  4                         $2                    $2
  Real Estate-Mortgage                                                     68                         $5                   $63
  Consumer                                                                (35)                        $1                  ($36)
                                                             -----------------

  Total Loans                                                              32                        $28                    $4

Federal Funds Sold                                                         (9)                        $4                  ($13)
                                                             -----------------



Total interest income                                                     (18)                      $100                 ($117)
                                                             -----------------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                                                4                        ($0)                   $4
  Money Market Deposits                                                    58                        $27                   $30
  Savings Deposits                                                          0                         $2                   ($2)
  Certificates of Deposit
    $100,000 and over                                                    (106)                      ($11)                 ($95)
  Certificates of Deposit                                                 (53)                       $27                  ($80)
                                                             -----------------

  Total Interest-Bearing Deposits                                         (97)                        $1                  ($98)

Total interest expense                                                    (52)                       $27                  ($79)
                                                             -----------------

Net interest income                                                       $34                        $88                  ($53)
                                                             =================

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

GRANDBANC, INC.
Rate and Volume Analysis
----------------------------

                                                                       From the six months ended
                                                                        June 30, 2000 to the
(Dollars in thousands)                                                    six months ended
Table 2a                                                                    June 30, 1999
                                                                           Change Due to:
                                                                       ------------------------

                                                            Total
                                                          Increase
                                                         (Decrease)                       Rate             Volume
                                                       -----------------------------------------------------------
Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                                      62                     $64                ($2)
 Other Investments                                                  (0)                    ($0)                $0
                                                       ----------------

  Total Securities                                                  62                     $64                ($2)

Loans: (1)
  Commercial                                                       (68)                    $46              ($114)
  Real Estate-Construction                                          10                      $7                 $3
  Real Estate-Mortgage                                              49                   ($112)              $161
  Consumer                                                         (72)                     $5               ($77)
                                                       ----------------

  Total Loans                                                      (81)                   ($68)              ($12)

Federal Funds Sold                                                 (41)                     $7               ($48)
                                                       ----------------


Total interest income                                              (60)                    $35               ($94)
                                                       ----------------

Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                                         8                      $0                 $8
  Money Market Deposits                                            111                     $54                $57
  Savings Deposits                                                   1                      $4                ($3)
  Certificates of Deposit
    $100,000 and over                                             (178)                   ($14)             ($164)
  Certificates of Deposit                                          (62)                    $25               ($87)
                                                       ----------------

  Total Interest-Bearing Deposits                                 (120)                    ($3)             ($117)

Total interest expense                                             (34)                    $31               ($65)
                                                       ----------------

Net interest income                                               ($26)                    $19               ($45)
                                                       ================

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

Provision for Loan Losses
     A provision for loan losses of $15 thousand was required for the three months ended June 30, 2000, compared to a provision of $68 thousand for the same period in 1999. For the six-month period ended June 30, 2000, the provision for loan losses totaled $60 thousand compared to $189 thousand for the same period in 1999. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

Noninterest Income
     Non-interest income for the six-month period ended June 30, 2000 was $199 thousand, compared to $135 thousand for the three-month period ended March 31, 1999, representing an increase of $64 thousand or 48.1%. For the six-month period ended June 30, 2000, noninterest income totaled $381 thousand compared to $272 thousand for the same period in 1999, representing an increase of $109 thousand or 40.0%.

Noninterest Expense
     In support of the Company's operations and strategic growth, total noninterest expenses consisting of employee related costs, occupancy expenses, and other overhead totaled $2,232 thousand for the first six months of 2000 compared to $2,396 thousand for the same period in 1999, representing a decrease of $164 thousand or 6.9%.

     Salaries and employee benefits totaled $1,044 thousand for the six-month period ended June 30, 2000 compared to $1,067 for the same period in 1999. This represents a decrease of $23 thousand, or 2.3%.

     Occupancy and equipment expense totaled $492 thousand for the six-month period ended June 30, 2000 compared to $529 thousand for the same period in 1999. This represents a decrease of $37 thousand or 7.0%. The decrease in occupancy and equipment cost is partially attributable to the savings gained from the purchase in early 1999 of the bank building located at 7535 Old Georgetown Road, Bethesda, Maryland.

     Year-to-date other operating expenses decreased by $97 thousand or 11.4 % when compared to the same period in 1999. For the six-month period ended June 30, 2000, other operating expenses totaled $762 thousand compared to $859 for the same period in 1999.

Capital Resources
     Shareholders' equity on June 30, 2000 was $5.9 million compared to $5.8 million at December 31, 1999. Book value per share of common stock on June 30, 2000 was $1.45 compared to $1.44 per share at December 31, 1999.

     At June 30, 2000 the Company's Tier 1 and total risk-based capital ratios were 7.69% and 8.58%, respectively, compared to 7.35% and 8.26% at December 31, 1999. The Company's leverage ratio was 5.14% at June 30, 2000 compared to 4.79% at December 31, 1999. Table 3 details the various components of shareholders' equity.

     Tier 1 and total risk-based capital ratios for GrandBank, the Company's banking affiliate were 10.46% and 11.39% respectively at June 30, 2000 compared to 10.10% and 11.00% at December 31, 1999. The Bank's leverage ratio was 6.98% at June 30, 2000 compared to 6.40% at December 31, 1999.

     The Bank continues to maintain capital that exceeds the minimum regulatory guidelines for "well capitalized" institutions. The Company plans to maintain a capital base sufficient to be able to take advantage of business opportunities while ensuring that it has the resources to protect against the risks inherent in its business.

GRANDBANC, INC.
SHAREHOLDERS' EQUITY
(Dollars in thousands)
Table 3


                                                                            June 30,          December 31,
                                                                              2000                1999
                                                                      ----------------------------------------
Tier 1 Capital:

Common Stock                                                            $            405      $           405
Surplus                                                                           10,963               10,963
Retained Earnings                                                                 (3,847)              (3,918)
Unrealized holding (loss) gain on securities available-for-sale                   (1,660)              (1,637)
                                                                      ----------------------------------------

Total Shareholders' Equity                                                         5,861                5,813

Less: Unrealized holding loss (gain) on securities available for sale              1,660                1,637
Less: Dissallowed intangibles                                                     (1,778)              (1,859)
                                                                      ----------------------------------------

     Total Tier 1 Capital                                                          5,743                5,591


Tier 2 Capital:

 Qualifying allowance for loan losses                                                668                  690
                                                                      ----------------------------------------

     Total Tier 2 Capital                                                            668                  690
                                                                      ----------------------------------------

Total Risk-Based Capital                                                           6,411                6,281
                                                                      ========================================


Risk Weighted Assets                                                              74,703               76,055
                                                                      ========================================


Ratios:

Tier 1 Capital to risk weighted assets                                             7.69%                7.35%
Tier 2 Capital to risk weighted assets                                             0.89%                0.91%
                                                                      ----------------------------------------

Total risk-based capital ratio                                                     8.58%                8.26%
                                                                      ========================================

Leverage Ratio-Tier 1 Capital to quarterly
average assets less intangibles                                                    5.14%                4.79%
                                                                      ========================================


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

     The ratio of allowance for loan losses to total loans at June 30, 2000 was 1.11% compared to 1.17% at December 31, 1999. There were no nonperforming loans at June 30, 2000. The coverage multiple of allowance for loan losses to nonperforming loans was 1.17 times at December 31, 1999. Management believes that the allowance for loan losses at June 30, 2000 is adequate to cover losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard, or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Nonperforming Assets and Past Due Loans
     Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $592 thousand to $114 thousand at June 30, 2000 from $706 thousand at December 31, 1999. Non-performing assets to total assets at June 30, 2000 were 0.10% compared to 0.60% at December 31, 1999.

     Nonaccrual loans are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $0 at June 30, 2000 from $592 thousand at December 31, 1999.

     Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. The Company had past due loans of $113 thousand at June 30, 2000 compared to $1.9 million at December 31, 1999.

     Table 4 details nonperforming assets, past due loans and asset quality ratios.

GRANDBANC, INC.
Credit Quality
(Dollars in thousands)
Table 4


                                                                     June 30,              December 31,
                                                                       2000                    1999
                                                              --------------------------------------------
Nonaccrual Loans                                                                  $0                 $592
Restructured Loans                                                                 0                    0
                                                              --------------------------------------------

  Total Nonperforming Loans                                                        0                  592
Other Real Estate                                                                114                  114
                                                              --------------------------------------------

  Total Nonperforming Assets                                                     114                  706


Loans past due 90 days or
  more and accruing interest                                                     113                1,187
                                                              --------------------------------------------

  Total Nonperforming Assets and
    Loans past due 90 days or more                                              $227               $1,893
                                                              ============================================


Total Loans at Period End (1)                                                 59,936               58,993
Allowance for Loan Losses                                                        668                  690
Total Assets                                                                 114,122              117,267



Asset Quality Ratios:

Allowance for Loan Losses to
   Period end Loans                                                            1.11%                1.17%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                                       N/A           X               1.17 X

Total Nonperforming Loans
  to Total Loans                                                               0.00%                1.00%

Total Nonperforming Assets to
  Total Assets                                                                 0.10%                0.60%

Nonperforming Assets to Total
  Loans plus Other Real Estate                                                 0.19%                1.19%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                                                        0.38%                3.20%


(1)  Total loans are reported net of unearned income.

ASSET LIABILITY MANAGEMENT

Liquidity and Interest Rate Sensitivity Analysis
     The primary functions of asset/liability management are to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

     At June 30, 2000, cash equivalents and securities available-for-sale totaled $45.4 million compared to $49.3 million recorded at December 31, 1999. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Company's need for liquidity. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and federal funds facilities with its correspondent banks. In addition, the Company's capital position, a large core deposit base, the quality of assets and future earnings power will ensure the Company's long term liquidity needs are met.

     An important element of asset/liability management is the monitoring of the Company's sensitivity to interest rate movements. In order to measure the effect of interest rates on the Company's net interest income, management takes into consideration the expected cash flows from the securities and loan portfolios as well as the expected magnitude of the repricing of specific asset and liability categories by assigning earnings changes ratios to individual balance sheet items. The Company evaluates interest sensitivity risk and then formulates guidelines to manage risk based upon its outlook regarding the economy, forecasted interest rate movements and other business factors. Management uses the securities portfolio, which consists predominantly of fixed rate securities, to hedge against changes in the loan portfolio, as well as changes in deposit rates, which are both variable and fixed. The securities portfolio provides a stream of cash flows which are reinvested at current market rates, which in turn helps to manage long term exposure to interest rate changes. Management's goal is to maximize and stabilize the net interest margin by limiting its exposure to interest rate changes.

     The data in Table 5 reflects repricing or expected maturities of various assets and liabilities at June 30, 2000. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation" Table 5 also presents interest sensitivity on an adjusted basis using Beta adjustments. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in deposit rates to lag movements in open market rates. On a cumulative one-year basis at June 30, 2000, the Company had a liability sensitive adjusted gap of $21.1 million.

Interest Rate Gap Analysis
(Dollars in thousands)
Table 5


                                                                             June 30, 2000
                                          ------------------------------------------------------------------------------

                                                     1-90           91-180       181-365          1-5          Over 5
INTEREST-SENSITIVE ASSETS:                           Days            Days          Days          Years          Years
------------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                                      $48            $0            $0             $0             $0
  Securities                                              514           519         2,046          8,578         33,407
  Loans Maturing                                        1,758         1,319         1,613         13,591          6,928
  Loans Repricing                                      21,269         2,372         2,899          4,879          1,583
  Credit Card Receivables                               1,774             0             0              0              0
                                            ----------------------------------------------------------------------------

    Total                                             $25,363        $4,210        $6,557        $27,048        $41,918
                                            ----------------------------------------------------------------------------

    Cumulative Totals                                 $25,363       $29,573       $36,130        $63,178       $105,096
                                            ----------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES:
------------------------------------------

  Certificate of Deposits & CD IRA's                   12,272         8,519        16,589         19,643             15
  Savings Accounts & Savings IRA's                      4,741             0             0              0              0
  Interest Checking Accounts                           11,520             0             0              0              0
  Money Market Deposit Accounts                        13,304             0             0              0              0
  Sweep Accounts                                        4,797             0             0              0              0
  FHLB - Advances                                       2,000             0             0              0              0
  Other                                                   386            30          2425              0              0
                                            ----------------------------------------------------------------------------

    Totals                                            $49,020        $8,549       $19,014        $19,643            $15
                                            ----------------------------------------------------------------------------

    Cumulative Totals                                 $49,020       $57,569       $76,583        $96,226        $96,241
                                            ----------------------------------------------------------------------------

      Gap                                             (23,657)       (4,339)      (12,457)         7,405         41,903
                                            ============================================================================

      Cumulative Gap                                 ($23,657)     ($27,996)     ($40,453)      ($33,048)        $8,855
                                            ============================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .30)                  8,064
   Savings accounts (beta factor .30)                   3,319
   Money Market Accounts (beta factor .40)              7,982


                                            ----------------------------------------------------------------------------
Cumulative Adjusted Gap                               ($4,292)      ($8,631)     ($21,088)      ($13,683)       $28,220

                                            ============================================================================

As Reported Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                     51.74%        51.37%        47.18%         65.66%        109.20%

Cumulative Gap/Total Assets                           -20.73%       -24.53%       -35.45%        -28.96%          7.76%

Beta Adjusted Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilites (Cumulative):                     85.53%        77.41%        63.14%         82.20%        136.71%

Cumulative Gap/Total Assets                            -3.76%        -7.56%       -18.48%        -11.99%         24.73%


                                GRANDBANC, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2000

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Shareholders was held on May 18, 2000

     (b) The following individuals were elected as Directors of the Corporation to serve for a period of one year. Abbey J. Butler Steven K. Colliatie Melvyn J. Estrin Avis J. Pointer Joan H. Schonholtz

     (c) The matter of the ratification of auditors (Independent Accounting Firm of Stegman & Company) for the year 2000 was approved by a majority of votes cast by the shareholders of the Corporation.

Item 6 - Exhibits and Reports on Form 8-K.

     A.   Exhibits

          (11) "Computation of Earnings per Common Share" is presented as Note 7 on Page 9.

          (27) Financial Data Schedule: Filed herewith.

     B.   Reports on Form 8-K

          None

                                GRANDBANC, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GRANDBANC, INC.
                                          (Registrant)




Date: August 14, 2000              /s/ Steven K. Colliatie
      ---------------             ----------------------------------------------
                                          Steven K. Colliatie
                                          President and Chief Executive Officer




Date: August 14, 2000               /s/ Domingo Rodriguez
      ---------------             ----------------------------------------------
                                          Domingo Rodriguez
                                          Executive Vice President and
                                          Chief Financial Officer