Form 10QSB
period 2000-09-30
GRANDBANC INC
filed 2000-11-14
CIK 719488

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2000
                        Commission File Number: 0-16187


                                GRANDBANC, INC.
    -------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



          Maryland                                 52-1332050
----------------------------------       ---------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                1800 Rockville Pike, Rockville, Maryland 20852
                ----------------------------------------------
                   (Address of principal executive offices)


                                (301) 770-1300
            -------------------------------------------------------
               (Issuer's telephone number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES     X                  NO
             ----------                -----------

     At October 20, 2000, there were 4,049,665 shares of Common Stock, par value $.10 per share outstanding.

         Transitional Small Business Disclosure Format

         YES                        NO      X
             ----------                ------------

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION                                                                                 PAGE
------------------------------                                                                                 -----
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

         Item 2 - Management's Discussion and Analysis...........................................................11

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K.  .....................................................................26

           6(a)            The following exhibits required to be filed herewith:

                  (11)     "Computation of Earnings per Common Share" is presented as Note 7 on page 10

                  (27)     Financial Data Schedule

           6(b).           Reports on Form 8-K


Signatures.......................................................................................................27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GRANDBANC, INC
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

                                                           September 30,     December 31,
                                                                2000            1999
-----------------------------------------------------------------------------------------
                                          ASSETS
Cash and Due from banks                                      $   2,942        $   4,299
Federal funds sold                                                 325                9
                                                             --------------------------
     Total cash and cash equivalents                             3,267            4,308

Securities available-for-sale                                   42,405           44,967

Loans, net of unearned discount and loan fees                   60,364           58,993
Less: Allowance for  loan losses                                  (646)            (690)
                                                             --------------------------
Loans, net                                                      59,718           58,303

Bank premises and equipment, net                                 3,856            3,892
Accrued income receivable                                          803              868
Prepaid expenses and other assets                                  649              698
Deferred income taxes                                            2,825            3,100
Intangible assets                                                  897            1,017
Other real estate owned                                            114              114
                                                             --------------------------
     TOTAL ASSETS                                            $ 114,534        $ 117,267
                                                             ==========================

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand                                                     $  10,989        $  10,637
  Interest checking                                             11,219           11,532
  Savings                                                       20,622           16,427
  Time                                                          57,714           62,660
                                                             --------------------------
Total Deposits                                                 100,544          101,256

Securities sold under agreement to repurchase
          and other borrowed funds                               7,268            9,749
Other liabilities                                                  478              449
                                                             --------------------------
     TOTAL LIABILITIES                                         108,290          111,454
                                                             --------------------------

SHAREHOLDERS' EQUITY
Common stock                                                       405              405
Surplus                                                         10,963           10,963
Retained earnings                                               (3,839)          (3,918)
Accumulated comprehensive income:
  Unrealized holding loss on securities available-for-sale      (1,285)          (1,637)
                                                             --------------------------
     TOTAL SHAREHOLDERS' EQUITY                                  6,244            5,813
                                                             --------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 114,534        $ 117,267
                                                             ==========================

BOOK VALUE PER SHARE                                         $    1.54        $    1.44
                                                             ==========================

ACTUAL SHARES OUTSTANDING                                        4,050            4,050
                                                             ==========================


See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

                                                                 For The Three Months Ended        For The Nine Months Ended
                                                                         September 30,                   September 30,
                                                               ---------------------------      -----------------------------
                                                                  2000          1999                 2000             1999
                                                               ---------------------------      -----------------------------
INTEREST INCOME:
  Interest and fees on loans                                    $ 1,480          $ 1,353           $ 4,283          $ 4,236
  Interest on federal funds sold and repurchase agreement             8               13                40               86
  Interest on Securities                                            707              783             2,134            2,148
                                                               ---------------------------      -----------------------------
     TOTAL INTEREST INCOME                                        2,195            2,149             6,457            6,470
                                                               ---------------------------      -----------------------------

INTEREST EXPENSE:
  Interest on deposits                                            1,122            1,058             3,108            3,163
  Interest on securities sold under agreements to
     repurchase and other borrowed funds                            142               87               391              251
                                                               ---------------------------      -----------------------------
     TOTAL INTEREST EXPENSE                                       1,264            1,145             3,499            3,414
                                                               ---------------------------      -----------------------------

NET INTEREST INCOME                                                 931            1,004             2,958            3,056

PROVISION  FOR LOAN LOSSES                                           --               --                60              189
                                                               ---------------------------      -----------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                   931            1,004             2,898            2,867
                                                               ---------------------------      -----------------------------

NONINTEREST INCOME:
  Service charges                                                   130              105               422              280
  Other                                                              51               57               139              154
                                                               ---------------------------      -----------------------------
     TOTAL NONINTEREST INCOME                                       181              162               561              434
                                                               ---------------------------      -----------------------------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                    476              499             1,519            1,567
  Occupancy                                                         145              153               434              474
  Equipment                                                          73               76               210              225
  Other operating expenses                                          402              441             1,164            1,300
                                                               ---------------------------      -----------------------------
     TOTAL NONINTEREST EXPENSES                                   1,096            1,169             3,327            3,566
                                                               ---------------------------      -----------------------------

INCOME BEFORE APPLICABLE INCOME TAXES                                16               (3)              132             (265)

INCOME TAXES                                                          8               --                53             (100)
                                                               ---------------------------      -----------------------------
NET INCOME                                                      $     8          $    (3)          $    79          $  (165)
                                                               ===========================      =============================

PER COMMON SHARE DATA
Basic Earnings                                                  $  0.00          $ (0.00)          $  0.02          $ (0.04)
Diluted Earnings                                                $  0.00          $ (0.00)          $  0.02          $ (0.04)

AVERAGE COMMON SHARES
Basic                                                             4,050            4,050             4,050            4,050
Diluted                                                           4,218            4,241             4,218            4,227


See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

                                                              Common                                     Accumulated
                                                               Stock                                        Other
                                                              Shares     Common             Retained     Comprehensive
                                                            Outstanding  Stock    Surplus   Earnings      Income, Net      Total
                                                         ---------------------------------------------------------------------------

Balance at December 31, 1998                                 4,050      $ 405     $ 10,963    $ (3,648)           $ (32)    $ 7,688

  Comprehensive income:
   Net income for the nine months
     ended September 30, 1999                                    -          -            -        (165)               -        (165)

   Other comprehensive income net of tax:
     Change in unrealized holding gain
       (loss) on securities available for sale                   -          -            -           -           (1,219)     (1,219)


  Total comprehensive loss                                                                                                   (1,384)

                                                                                                                            --------

                                                         ---------------------------------------------------------------------------

Balance at September 30, 1999                                 4,050     $ 405     $ 10,963    $ (3,813)        $ (1,251)    $ 6,304
                                                         ---------------------------------------------------------------------------


Balance at December 31, 1999                                  4,050     $ 405     $ 10,963    $ (3,918)        $ (1,637)    $ 5,813

  Comprehensive income:
    Net income for the nine months
     ended September 30, 2000                                     -         -            -          79                -          79

   Other comprehensive income net of tax:
     Change in unrealized holding gain
       (loss) on securities available for sale                    -         -            -           -              352         352

  Total comprehensive Income                                                                                                    431
                                                                                                                            --------

                                                         ---------------------------------------------------------------------------

Balance at September 30, 2000                                  4,050    $ 405     $ 10,963    $ (3,839)        $ (1,285)    $ 6,244
                                                         ---------------------------------------------------------------------------




See notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION

GRANDBANC, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                             For the Nine Months Ended
                                                                                                   September 30,
                                                                                            ---------------------------
                                                                                               2000           1999
                                                                                            ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                             $ 79          $ (165)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                                 196             215
    Net amortization of securities                                                               100             100
    Amortization of intangibles                                                                  121             121
    Provision for loan losses                                                                     60             189
    Net realized gain on sale of securities                                                        -              (6)
    Provision (benefit) for deferred income taxes                                                 53            (100)
Change in assets and liabilities:
      Accrued income receivable, other assets and other real estate                              114             339
      Other liabilities                                                                           29             (77)
                                                                                          ---------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                              752             616
                                                                                          ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold                                                 (316)          2,343
  Proceeds from sales and maturities of
     available for sale securities                                                             3,041           8,266
  Purchases of available for sale securities                                                      (5)        (22,465)
  Net (increase) decrease in loans                                                            (1,476)          2,489
  Purchases of bank premises and equipment                                                      (160)         (2,299)
                                                                                          ---------------------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                     1,084         (11,666)
                                                                                          ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                           (712)          5,971
  Net (decrease) increase in federal funds purchased and
    other short-term borrowings                                                               (2,394)          4,282
  Repayment of long term debt                                                                    (87)              -
                                                                                          ---------------------------
          NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                    (3,193)         10,253
                                                                                          ---------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (1,357)           (797)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               4,299           3,225
                                                                                          ---------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 2,942         $ 2,428
                                                                                          ---------------------------

CASH PAID FOR INTEREST                                                                       $ 3,402         $ 3,374
                                                                                          ---------------------------


See notes to consolidated financial statements.

                                GRANDBANC, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                              September 30, 2000

Note 1 - Organization
GrandBanc, Inc. (the "Corporation"), is a Maryland bank holding company. The Corporation's operations primarily consist of managing the operations of GrandBank, its wholly owned subsidiary. GrandBank (the "Bank") is a community-oriented commercial bank. It provides a broad range of banking services to small-to-medium sized businesses, professionals, and individuals in its primary market that encompasses the metropolitan Washington D.C. area including suburban Maryland and northern Virginia. The Bank, in addition to its headquarters in Rockville, has branch offices in Bethesda and Germantown, Maryland and Alexandria, Virginia. The Corporation's other wholly owned subsidiary, Facility Holdings, Inc., a Virginia corporation, was established in the first quarter of 1998 and owns the real property of the Corporation located in Alexandria, Virginia. The Corporation and Bank are subject to the regulations of certain Federal and State agencies and undergo periodic examinations by those regulatory agencies.

Note 2 - Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 9 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.  Securities
(in thousands)

                                                                               September 30, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross              Gross
                                                             Amortized          Unrealized          Unrealized     Fair
                                                               Cost                Gains              Losses       Value
                                                       --------------------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations                    $ 26,005                $ -            $ (1,383)     $ 24,622
Mortgage-Backed Securities                                     18,068                  1                (769)       17,300
Other Securities                                                  425                 58                   -           483
                                                       --------------------------------------------------------------------

Total                                                        $ 44,498               $ 59            $ (2,152)     $ 42,405
                                                       ====================================================================

                                                                               December 31, 1999
---------------------------------------------------------------------------------------------------------------------------
                                                                                   Gross              Gross
                                                             Amortized          Unrealized          Unrealized     Fair
                                                               Cost                Gains              Losses      Value
                                                       --------------------------------------------------------------------
Securities Available-for-Sale
U.S. Government Agencies and Corporations                    $ 26,505                $ -            $ (1,666)     $ 24,839
Mortgage-Backed Securities                                     20,709                  2              (1,061)       19,650
Other Securities                                                  420                 58                   -           478
                                                       --------------------------------------------------------------------

Total                                                        $ 47,634               $ 60            $ (2,727)     $ 44,967
                                                       ====================================================================

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5.  Loans
(in thousands)


                                                    September 30,   December 31,
For The Periods Ended                                   2000            1999
--------------------------------------------------------------------------------


Real Estate-Mortgage                                  $ 41,705         $ 40,995
Real Estate-Construction                                     -               94
Commercial                                              14,165           13,429
Consumer                                                 2,911            2,430
Credit Card Receivable                                   1,638            2,099
                                                   -----------------------------

  Gross loans                                           60,419           59,047
                                                   -----------------------------

Less: Deferred loan fees and
         unearned discount                                 (55)             (54)
                                                   -----------------------------

Loans, net of unearned discount and
   deferred loan fees                                   60,364           58,993
                                                   -----------------------------

Allowance for loan losses                                 (646)            (690)
                                                   -----------------------------

Loans, net                                            $ 59,718         $ 58,303
                                                   -----------------------------

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.  Allowance for Loan Losses
(in thousands)

                                                                Three Months                      Nine Months
                                                              Ended September 30,             Ended September 30,
                                                         -----------------------------    -------------------------
For the Periods Ended                                         2000              1999            2000         1999
--------------------------------------------------------------------------------------    -------------------------
Balance at beginning of period                             $    668          $    777        $    690     $    927

Provision charged to expense                                      -                 -              60          190

Charge-offs:
  Commercial and other                                            -                 -               -           21
  Consumer                                                       70               100             168          441
  Real Estate                                                     -                 -               5            -
                                                         ----------------------------------------------------------

    Total Charge-offs                                            70               100             173          462

Recoveries:
  Commercial and other                                            7                 -              18           12
  Consumer                                                        2                 2              12           12
  Real Estate                                                    39                 -              39            -
                                                         ----------------------------------------------------------

    Total Recoveries                                             48                 2              69           24

Net Charge-Offs (Recoveries)                                     22                98             104          438
                                                         ----------------------------------------------------------

Balance at end of period                                   $    646          $    679        $    646     $    679
                                                         ----------------------------------------------------------

Average Total Loans (1)                                    $ 59,948          $ 56,785        $ 59,034     $ 58,162

Total Loans at Period End (1)                              $ 60,364          $ 58,231        $ 60,364     $ 58,231

Ratio of net charge-offs (recoveries)
  to average total loans                                      0.04%             0.17%           0.18%        0.75%

Ratio of allowance for
  loan losses to total
  loans at period end                                         1.07%             1.17%           1.07%        1.17%


(1) Total Loans are reported net of unearned income.

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6A
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in thousands)


                                                                     Percent of                        Percent of
                                                                  Loans in each                     Loans in each
                                                                    category to                       category to
                                                 September 30,            Total     December 31,            Total
                                                         2000             Loans            1999             Loans
                                                ------------------------------------------------------------------
Real Estate-Mortgage                                      $246            69.0%             $224            69.4%
Real Estate-Construction                                     0             0.0%                1             0.2%
Commercial                                                  70            23.4%               49            22.7%
Consumer                                                   247             7.5%              304             7.7%
Unallocated                                                 83              N/A              112              N/A
                                                ------------------------------------------------------------------

Total                                                     $646           100.0%             $690           100.0%
                                                ==================================================================

GRANDBANC, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7.  Earnings Per Share
(in thousands, except per share data)

                                                             Three Months                        Nine Months
                                                         Ended September 30,                 Ended September 30,
                                                    ------------------------------     ------------------------------
                                                      2000              1999                2000            1999
----------------------------------------------------------------------------------     ------------------------------
Basic earnings per share:

Net income (loss)                                   $       8         $      (3)        $       79        $     (165)
                                                    ----------------------------        -----------------------------

Stock and stock equivalents (average shares):
   Common shares outstanding                            4,050             4,050              4,050             4,050
   Stock options                                           --                --                 --                --
                                                    ----------------------------        -----------------------------

Total stock and stock equivalents                       4,050             4,050              4,050             4,050
                                                    ----------------------------        -----------------------------

Basic net income per common share                   $    0.00         $   (0.00)        $     0.02        $    (0.04)
                                                    ----------------------------        -----------------------------

Diluted earnings per share:

Net income (loss)                                   $       8         $      (3)        $       79           $  (165)
                                                    ----------------------------        -----------------------------

Stock and stock equivalents (average shares):
   Common shares outstanding                            4,050             4,050              4,050             4,050
   Stock options                                          174               161                178               191
                                                    ----------------------------        -----------------------------

Total stock and stock equivalents                       4,224             4,211              4,228             4,241
                                                    ============================        =============================

Diluted net income per common share                 $    0.00         $   (0.00)        $     0.02        $    (0.04)
                                                    ============================        =============================


Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company makes forward looking statements in this management's discussion and analysis that are subject to risks and uncertainties. These forward looking statements include: statements of goals, intentions and expectations; estimates of risks and of future costs and benefits; projections of potential liquidity needs and sources; assessments of probable future loan losses; and statements of the ability to achieve financial and other goals. These forward looking statements are subject to significant uncertainties because they are based upon or are affected by: management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters. Because of these uncertainties, the actual future results may be materially different from the results indicated by these forward looking statements. In addition, the Company's past results of operations do not necessarily indicate its future results.

BUSINESS COMBINATION

     On October 11, 2000, the Company entered into an Agreement and Plan of Merger with Century Bancshares, Inc. The Agreement sets forth the terms of a strategic business combination in which each outstanding share of GrandBanc, Inc. common stock, par value $0.10 per share, would be exchanged for 0.3318 shares of Century Bancshares common stock, par value $1.00 per share. Subject to regulatory and shareholder approvals, the transaction is expected to close in the first quarter of 2001. See Exhibits and Reports on Form 8-K in Part II of this Form 10-QSB.

FINANCIAL SUMMARY

     Net income for the three months ended September 30, 2000 increased by $11 thousand from the same period in 1999. The company reported net income of $8 thousand for the quarter ended September 30, 2000, compared to a loss of $3 thousand for the quarter ended September 30, 1999. Net income for the first nine months ended September 30, 2000 increased by $244 thousand from the same period in 1999. For the nine-month period ended September 30, 2000, the company reported net income after taxes of $79 thousand or $0.02 per share, compared to a loss of $165,000 or $0.04 for the same period in 1999. Year-to-date returns on average assets and average equity were 0.09% and 1.79%, respectively, compared to (0.19%) and (3.10%), for the same period in 1999.

     The increases in earnings for the third quarter of 2000 and year-to-date were primarily attributed to improvement in noninterest income and decreases in noninterest expenses and the provision for loan losses. Noninterest income for the quarterly period ended September 30, 2000 increased to $181 thousand compared to $162 thousand for the same quarter in 1999. This represents an increase of $19 thousand or 11.7%. For the nine-month period ended September 30, 2000, noninterest income increased by $127 thousand or 29.3%. Noninterest income for the nine-month period ended September 30, 2000 totaled $561 thousand compared to $434 thousand for the same period in 1999. Noninterest expenses for the quarterly period ended September 30, 2000 decreased by $73 thousand or 6.2%, to $1,096 thousand as of September 30, 2000 compared to $1,169 thousand for the same period in 1999. For the nine-month period ended September 30, 2000, noninterest expenses decreased by $239 thousand or 6.7%, to $3,327 thousand as of September 30, 2000 compared to $3,566 thousand for the same period in 1999. The provision for loan losses decreased by $53 for the quarterly period ended September 30, 2000. For the nine-month period ended September 30, 2000, the provision for loan losses decreased by $129 thousand to $60 thousand compared to $189 for the same period in 1999.

     As of September 30, 2000, total assets decreased by $2.7 million to $114.5 million compared to $117.3 million at December 31, 1999. Loans, net of unearned fees and discounts, increased by $1.4 million or 2.3% to $60.4 million at September 30, 2000 from $59.0 million at December 31, 1999. The securities portfolio decreased by $2.6 million to $42.4 million at September 30, 2000 from $45.0 million at December 31, 1999 representing a decrease of 5.7%. Deposits totaled $100.5 million at the end of the quarter compared to $101.3 million at December 31, 1999, representing a decrease of $712 thousand or 0.7%

     Shareholders' equity, including the effects of accumulated other comprehensive income, at September 30, 2000 totaled $6.2 million compared to $5.8 million at December 31, 1999. Accumulated comprehensive income comprised of unrealized holding losses on securities available for sale totaled ($1.3) million at September 30, 2000 compared to ($1.6) million at December 31, 1999. Book value per share of common stock on September 30, 2000 was $1.54 compared to $1.44 per share at December 31, 1999.

EARNINGS ANALYSIS

Net Interest Income

     Net interest income is the Company's primary source of earnings and represents the difference between interest and fees earned on earning assets and the interest expense paid on deposits and other interest bearing liabilities. Net interest income totaled $931 thousand for the third quarter of 2000 compared to $1,004 thousand for the same period in 1999, representing a decrease of $73 thousand or 7.27%. Year-to date, net interest income totaled $2,958 thousand compared to $3,056 thousand for the same period in 1999, representing a decrease of $98 thousand or 3.21%. The decrease in year-to-date net interest income reflects the effects of the tightening of the spreads between interest earned on loans, securities, federal funds, and other investments, and the rates paid on deposits and borrowed funds. Improvements in the volume of loans were offset by the decreases in securities. In addition, the high ratio of time deposits to non-maturing deposits has negatively affected the overall cost of funding earning assets. Table 2 and Table 2A present the Company's analysis of changes in interest income and interest expense relating to volume and rate for the periods indicated.

     The Company's net interest margin for the quarter ended September 30, 2000 decreased to 3.51% from 3.65% for the third quarter of 1999. Such decline was attributable to the increased rates on interest bearing liabilities and a decline in volume of earning assets, which offset the gains in the rates earned in interest earning assets and the effect of the reduced volume of interest bearing liabilities. The cost of funding earning assets increased to 4.76% compared to 4.17% in 1999. Year-to-date interest margin decreased slightly to 3.75% from 3.77% as of the same period in 1999. As it was the case in the third quarter of 2000, the lower volume of earning assets and the higher cost of funds primarily offset the year-to-date gains in the rates earned in interest-earning assets, which negatively affected the overall net interest margin.

     As of September 30, 2000, year-to-date average earning assets decreased by $2.9 million or 2.6% to $105.4 million compared to $108.3 million for the same period in 1999. Average total loans, the largest component of earning assets, increased slightly by $840 thousand to $59.1 million compared to $58.2 million for 1999. However, other earning assets comprised of investment securities and money market instruments decreased by $3.7 million. Average securities decreased by approximately $2.2 million to $45.5 million compared to $47.7 million for first nine months of 1999. Average federal funds sold and money market instruments declined by 1.5 million to $879 thousand as of September 30, 2000 compared to $2.4 million for the same period in 1999.

     As of September 30, 2000, average interest bearing deposits decreased by $5.9 million or 6.3% to $87.8 million compared to $93.7 million as of the same period in 1999. The decrease was primarily attributable to declines in certificates of deposit volume and limited growth in the other deposit categories. Average interest bearing liabilities totaled $96.5 million at September 30, 2000 compared to $100.1 million for the same period in 1999. Average demand deposits, which are paramount to controlling cost of funds, increased by only $922 thousand to $11.3 million as of September 30, 2000 compared to $10.4 million for the same period in 1999. Table 1 and Table 1a, present analyses of average earning assets, interest bearing liabilities and demand deposits with the related components of net interest income for the periods indicated.

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1

                                                       Three Months Ended                    Three Months Ended
                                                       September 30, 2000                    September 30, 1999
                                                       ------------------                    ------------------

                                               Average                  Average       Average               Average
                                               Balance       Interest     Rate        Balance     Interest    Rate
                                             -----------------------------------    -----------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                  44,399           699       6.25%      50,752          776        6.07%
  Other Investments                                425             8       7.47%         420            7        6.61%
                                             --------------------------------------------------------------------------

    Total Securities                            44,824           707       6.26%      51,172          783        6.07%

Loans: (1)
  Commercial                                    14,040           370      10.46%      13,512          326        9.57%
  Real Estate-Construction                         256             9      13.95%         228            6       10.44%
  Real Estate-Mortgage                          41,328           960       9.22%      38,289          862        8.93%
  Consumer                                       4,378           141      12.78%       4,798          159       13.15%
                                             -----------------------------------   ------------------------------------

     Total Loans                                60,002         1,480       9.79%      56,827        1,353        9.45%

  Federal Funds Sold                               509             8       6.24%       1,009           13        5.11%
                                             -----------------------------------   ------------------------------------

  Total Interest-Earning Assets                105,335         2,195       8.27%     109,008        2,149        7.82%

Noninterest-Earning Assets:
  Cash and Due from Banks                        2,733                                 2,716
  Unrealized Losses - AFS Securities            (2,418)                               (1,598)
  Other Assets                                   9,311                                 9,301
  Allowance for Loan Losses                       (664)                                 (725)
  Deferred Loan Fees                               (54)                                  (42)
                                             ----------                            ----------

  Total Noninterest-Earning Assets               8,908                                 9,652
                                             ----------                            ----------

Total Assets                                 $ 114,243                             $ 118,660
                                             ==========                            ==========



(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1 (continued)

                                                       Three Months Ended                    Three Months Ended
                                                       September 30, 2000                    September 30, 1999
                                                      ---------------------                  ------------------

                                               Average                   Average      Average                 Average
                                               Balance       Interest     Rate        Balance     Interest      Rate
                                             -----------------------------------    -----------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                   $11,328           $57        2.00%    $10,800          $54        1.98%
  Money Market Deposits                         15,201           166        4.33%     11,374           92        3.21%
  Savings Deposits                               4,404            36        3.24%      4,748           28        2.34%
  Certificates of Deposit
    $100,000 and over                           13,549           213        6.24%     18,100          242        5.30%
  Certificates of Deposit                       42,978           649        5.99%     49,609          642        5.13%
                                              ------------------------------------ ------------------------------------

  Total Interest-Bearing Deposits               87,460         1,121        5.09%     94,631        1,058        4.44%

Purchased Funds & Other Borrowings               8,889           142        6.34%      6,530           87        5.29%
                                              ------------------------------------ ------------------------------------

  Total Interest-Bearing Liabilities            96,349         1,263        5.20%    101,161        1,145        4.49%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                         11,326                                10,471
  Other Liabilities                                526                                   490
                                              ---------                            ----------
  Total Noninterest-Bearing
   Liabilities                                  11,852                                10,961
                                              ---------                            ----------

Total Liabilities                              108,201                               112,122
Shareholders' Equity                             6,042                                 6,538
                                              ---------                            ----------
Total Liabilities and Shareholders'
   Equity                                     $114,243                              $118,660
                                              =========                            ==========

Interest Spread                                                             3.08%                                3.34%
                                              ------------------------------------ ------------------------------------

Net Interest Margin                                             $932        3.51%                  $1,004        3.65%
                                              ==================================== ====================================

Cost to fund earning assets                                                 4.76%                                4.17%
                                                                       ==========                           ==========

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

GRANDBANC, INC.
Rate and Volume Analysis
--------------------------

                                           From the three months ended
                                            September 30, 2000 to the
(Dollars in thousands)                         three months ended
Table 2                                        September 30, 1999
                                                 Change Due to:
                                           ---------------------------

                                          Total
                                         Increase
                                        (Decrease)          Rate         Volume
                                      -----------------------------------------

Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed Securities             ($77)            $20           ($97)
 Other Investments                            1              $1             $0
                                      ----------

  Total Securities                          (76)            $21           ($97)

Loans: (1)
  Commercial                                 44             $31            $13
  Real Estate-Construction                    3              $2             $1
  Real Estate-Mortgage                       98             $30            $68
  Consumer                                  (18)            ($4)          ($14)
                                      ----------

  Total Loans                               127             $51            $76

Federal Funds Sold                           (5)             $1            ($6)
                                      ----------



Total interest income                        46            $118           ($72)
                                      ----------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                  3              $0             $3
  Money Market Deposits                      74             $43            $31
  Savings Deposits                            8             $10            ($2)
  Certificates of Deposit
    $100,000 and over                       (29)            $32           ($61)
  Certificates of Deposit                     7             $93           ($86)
                                      ----------

  Total Interest-Bearing Deposits            63            $143           ($80)

Total interest expense                      118            $172           ($54)
                                      ----------

Net interest income                        ($72)           ($38)          ($34)
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

GRANDBANC, INC.
AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1a

                                                       Nine Months Ended                     Nine Months Ended
                                                       September 30, 2000                    September 30, 1999
                                                      ---------------------                  ------------------

                                               Average                   Average      Average               Average
                                               Balance       Interest     Rate        Balance     Interest    Rate
                                             -----------------------------------    -----------------------------------
Assets

Interest-Earning Assets:
Securities:
  Federal Agency and
    Mortgage-Backed Securities                  45,027         2,113        6.27%     47,221        2,128        6.03%
  Other Investments                                423            21        6.64%        414           20        6.46%
                                             ---------------------------------------------------------------------------------

    Total Securities                            45,450         2,134        6.28%     47,635        2,148        6.03%

Loans: (1)
  Commercial                                    13,535         1,038        10.25%    14,947        1,061        9.49%
  Real Estate-Construction                         266            28        14.07%       216           15        9.28%
  Real Estate-Mortgage                          40,991         2,808        9.16%     37,824        2,662        9.41%
  Consumer                                       4,292           409        12.74%     5,257          498        12.67%
                                             ---------------------------------------------------------------------------------

     Total Loans                                59,084         4,283        9.69%     58,244        4,236        9.72%

  Federal Funds Sold                               879            40        6.08%      2,390           86        4.81%
                                             ---------------------------------------------------------------------------------



  Total Interest-Earning Assets                105,413         6,457        8.19%    108,269        6,470        7.99%

Noninterest-Earning Assets:
  Cash and Due from Banks                        2,761                                 2,732
  Unrealized Losses - AFS Securities            (2,607)                                 (825)
  Other Assets                                   9,438                                 8,808
  Allowance for Loan Losses                       (671)                                 (805)
  Deferred Loan Fees                               (50)                                  (82)
                                             ----------                             ---------

  Total Noninterest-Earning Assets               8,871                                 9,828
                                             ----------                             ---------

Total Assets                                  $114,284                              $118,097
                                             ==========                             =========


(1) For the purpose of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND INTEREST RATES
(Dollars in Thousands)
Table 1a (continued)

                                                       Nine Months Ended                     Nine Months Ended
                                                       September 30, 2000                    September 30, 1999
                                                      ---------------------                  ------------------

                                               Average                  Average       Average               Average
                                               Balance       Interest     Rate        Balance     Interest    Rate
                                             -----------------------------------    -----------------------------------
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-Bearing Deposits:
  Interest Checking Deposits                   $11,068          $166        2.01%    $10,362         $156        2.01%
  Money Market Deposits                         14,800           452        4.08%     11,120          267        3.21%
  Savings Deposits                               4,446            96        2.89%      4,696           89        2.53%
  Certificates of Deposit
    $100,000 and over                           13,174           551        5.59%     18,712          757        5.41%
  Certificates of Deposit                       44,336         1,842        5.55%     48,794        1,894        5.19%
                                             ------------------------------------- ------------------------------------

  Total Interest-Bearing Deposits               87,824         3,107        4.73%     93,684        3,163        4.51%

Purchased Funds & Other Borrowings               8,681           392        6.04%      6,385          251        5.26%
                                             ------------------------------------- ------------------------------------

  Total Interest-Bearing Liabilities            96,505         3,499        4.85%    100,069        3,414        4.56%

Noninterest-Bearing Liabilities:
  Total Demand Deposits                         11,364                                10,442
  Other Liabilities                                520                                   493
                                             ----------                            ----------
  Total Noninterest-Bearing
   Liabilities                                  11,884                                10,935
                                             ----------                            ----------

Total Liabilities                              108,389                               111,004
Shareholders' Equity                             5,895                                 7,093
                                             ----------                            ----------
Total Liabilities and Shareholders'
   Equity                                     $114,284                              $118,097
                                             ==========                            ==========

Interest Spread                                                             3.35%                                3.44%
                                             ------------------------------------  ------------------------------------

Net Interest Margin                                           $2,958        3.75%                  $3,056        3.77%
                                             ====================================  ====================================

Cost to fund earning assets                                                 4.44%                                4.22%
                                                                     ============                           ===========

Note: Average balances are calculated on a daily average basis. Allowance for loan losses is excluded from calculation of average balances and average rates, as appropriate. Nonaccruing loans are included in the average loan balance.

GRANDBANC, INC.
Rate and Volume Analysis
--------------------------

                                           From the nine months ended
                                            September 30, 2000 to the
(Dollars in thousands)                         nine months ended
Table 2a                                       September 30, 1999
                                                 Change Due to:
                                           ---------------------------

                                           Total
                                         Increase
                                        (Decrease)          Rate         Volume
                                      -----------------------------------------
Interest Income:
Securities:
  Federal Agency and
    Mortgage-Backed Securities             (15)            $84            ($99)
 Other Investments                           1              $1              $0
                                      ---------

  Total Securities                         (14)            $85            ($99)

Loans: (1)
  Commercial                               (23)            $77           ($100)
  Real Estate-Construction                  13             $10              $3
  Real Estate-Mortgage                     146            ($77)           $223
  Consumer                                 (89)             $2            ($91)
                                      ---------

  Total Loans                               47            ($14)            $61

Federal Funds Sold                         (46)             $8            ($54)
                                      ---------



Total interest income                      (13)           $158           ($171)
                                      ---------


Interest expense:
Interest-Bearing Deposits:
  Interest Checking Deposits                10             ($1)            $11
  Money Market Deposits                    185             $97             $88
  Savings Deposits                           7             $12             ($5)
  Certificates of Deposit
    $100,000 and over                     (206)            $18           ($224)
  Certificates of Deposit                  (52)           $121           ($173)
                                      ---------

  Total Interest-Bearing Deposits          (56)           $142           ($198)

Total interest expense                      85            $207           ($122)
                                      ---------

Net interest income                       ($98)           ($17)           ($81)
                                      =========

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

Provision for Loan Losses

     As a result of limited loan volume and improvement in delinquency ratios, no additional provision for loan losses was required for the three months ended September 30, 2000. For the nine-month period ended September 30, 2000, the provision for loan losses totaled $60 thousand compared to $189 thousand for the same period in 1999. A more detailed discussion of nonperforming assets and the allowance for loan losses appears in the "Asset Quality" section.

Noninterest Income

     Non-interest income for the three-month period ended September 30, 2000 was $181 thousand, compared to $162 thousand for the three-month period ended September 30, 1999, representing an increase of $19 thousand or 11.7%. For the nine-month period ended September 30, 2000, noninterest income totaled $561 thousand compared to $434 thousand for the same period in 1999, representing an increase of $127 thousand or 29.3%.

Noninterest Expense

     In support of the Company's operations, total noninterest expenses consisting of employee related costs, occupancy expenses, and other overhead totaled $1,096 thousand for the quarterly period ended September 30, 2000 compared to $1,169 thousand for the same quarterly period in 1999. This represents a decrease of $73 thousand or 6.2%. Year-to-date noninterest expense totaled $3,327 thousand compared to $3,566 thousand for the same period in 1999, representing a decrease of $239 thousand or 6.7%.

     Salaries and employee benefits decreased by $23 thousand or 4.6% to $476 thousand for the three-month period ended September 30, 2000 from $499 thousand for the same three-month period in 1999. For the first nine months of 2000, salaries and employee benefits totaled $1,519 thousand compared to $1,567 thousand for the same nine-month period in 1999. This represents a decrease of $48 thousand, or 3.1%.

     Occupancy and equipment expense totaled $218 thousand for the three-month period ended September 30, 2000 compared to $229 thousand for the same period in 1999. For the nine-month period ended September 30, 2000, occupancy and equipment expense totaled $644 thousand compared to $699 thousand for the same period in 1999. This represents a decrease of $55 thousand or 7.9%. The decrease in occupancy and equipment cost is partially attributable to the savings gained from the purchase in early 1999 of the bank building located at 7535 Old Georgetown Road, Bethesda, Maryland as well as the Company's efforts to control overhead.

     Other operating expenses for the three-month period ended September 30, 2000 totaled $402 thousand representing a decrease of $39 thousand or 8.9% from the $441 thousand level of the same period in 1999. Year-to-date other operating expenses decreased by $136 thousand or 10.5 % when compared to the same period in 1999. For the nine-month period ended September 30, 2000, other operating expenses totaled $1,164 thousand compared to $1,300 thousand for the same period in 1999.

Capital Resources

     Shareholders' equity on September 30, 2000 was $6.2 million compared to $5.8 million at December 31, 1999. Book value per share of common stock on September 30, 2000 was $1.54 compared to $1.44 per share at December 31, 1999. These figures include a $1.3 million unrealized holding loss on securities available for sale recorded as accumulated comprehensive income.

     At September 30, 2000 the Company's Tier 1 and total risk-based capital ratios were 7.93% and 8.80%, respectively, compared to 7.35% and 8.26% at December 31, 1999. The Company's leverage ratio was 5.26% at September 30, 2000 compared to 4.79% at December 31, 1999. Table 3 details the various components of shareholders' equity.

     Tier 1 and total risk-based capital ratios for GrandBank, the Company's banking affiliate were 10.76% and 11.67% respectively at September 30, 2000 compared to 10.10% and 11.00% at December 31, 1999. The Bank's leverage ratio was 7.11% at September 30, 2000 compared to 6.40% at December 31, 1999.

     The Bank continues to maintain capital that exceeds the minimum regulatory guidelines for "well capitalized" institutions.

Debt Renewal

     The Company has obtained commitments to extend until June 30, 2001 loans from unaffiliated banks totalling $2.25 million at September 30, 2000.

GRANDBANC, INC.
SHAREHOLDERS' EQUITY
(Dollars in thousands)
Table 3

                                                                             September 30,     December 31,
                                                                                  2000            1999
                                                                            -------------------------------
Tier 1 Capital:

Common Stock                                                                 $      405       $      405
Surplus                                                                          10,963           10,963
Retained Earnings                                                                (3,839)          (3,918)
Unrealized holding (loss) gain on securities available-for-sale                  (1,285)          (1,637)
                                                                            -------------------------------

Total Shareholders' Equity                                                        6,244            5,813

Less: Unrealized holding loss (gain) on securities available for sale             1,285            1,637
Less: Dissallowed intangibles                                                    (1,605)          (1,859)
                                                                            -------------------------------

     Total Tier 1 Capital                                                         5,924            5,591


Tier 2 Capital:

 Qualifying allowance for loan losses                                               646              690
                                                                            -------------------------------

     Total Tier 2 Capital                                                           646              690
                                                                            -------------------------------

Total Risk-Based Capital                                                          6,570            6,281
                                                                            ===============================


Risk Weighted Assets                                                             74,700           76,055
                                                                            ===============================


Ratios:

Tier 1 Capital to risk weighted assets                                            7.93%            7.35%
Tier 2 Capital to risk weighted assets                                            0.86%            0.91%
                                                                            -------------------------------

Total risk-based capital ratio                                                    8.80%            8.26%
                                                                            ===============================

Leverage Ratio-Tier 1 Capital to  quarterly
average assets less intangibles                                                   5.26%            4.79%
                                                                            ===============================

ASSET QUALITY

     The Company employs written policies and procedures to enhance management of credit risk. The loan portfolio is managed under a specifically defined credit process. This process includes formulation of portfolio management strategy, guidelines for underwriting standards and risk assessment, procedures for on-going identification and management of credit deterioration, and regular portfolio reviews to estimate loss exposure and to ascertain compliance with the Company's policies. The Bank's loan approval policies provide for various levels of officer lending authority. Loans that in the aggregate exceed the level of officer lending authority must be presented to the Executive Committee for approval. This Committee is comprised of the Bank's Chairman of the Board, the President and CEO and the other three members of the Board of Directors.

     The Bank's objective is to maintain a loan portfolio that is not concentrated by borrower or industry in order to minimize the impact of any single event or set of circumstances. Concentration parameters are based upon individual risk factors, policy constraints, economic conditions, collateral and products. The Bank generally does not make loans outside its market area, however, unless the borrower has an established relationship with the Bank. Consequently, the Bank and its borrowers are directly affected by the economic conditions prevailing in its market area.

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

     The ratio of allowance for loan losses to total loans at September 30, 2000 was 1.07% compared to 1.17% at December 31, 1999. There were no nonperforming loans at September 30, 2000. The coverage multiple of allowance for loan losses to nonperforming loans was 1.17 times at December 31, 1999. Management believes that the allowance for loan losses at September 30, 2000 is adequate to cover losses inherent in the loan portfolio. Loans classified as loss, doubtful, substandard, or special mention are adequately reserved for and are not expected to have a material impact beyond what has been reserved.

Nonperforming Assets and Past Due Loans

     Nonperforming assets, consisting of nonaccrual loans, restructured loans and other real estate decreased by $592 thousand to $114 thousand at September 30, 2000 from $706 thousand at December 31, 1999. Non-performing assets to total assets at September 30, 2000 were 0.10% compared to 0.60% at December 31, 1999.

     Nonaccrual loans are those loans on which the accrual of interest has been discontinued. Commercial loans are generally placed on nonaccrual status when either principal or interest is past due 90 days or more, or when management believes the collection of principal or interest is in doubt. Nonaccrual loans decreased to $0 at September 30, 2000 from $592 thousand at December 31, 1999.

     Past due loans are defined as those loans which are 90 days or more past due as to principal and interest but are still accruing interest because they are well secured and are in the process of collection. The Company had past due loans of $196 thousand at September 30, 2000 compared to $1.9 million at December 31, 1999.

     Table 4 details nonperforming assets, past due loans and asset quality ratios.

GRANDBANC, INC.
Credit Quality
(Dollars in thousands)
Table 4

                                             September 30,  December 31,
                                                 2000           1999
                                            ---------------------------

Nonaccrual Loans                                    $0            $592
Restructured Loans                                   0               0
                                            ---------------------------

  Total Nonperforming Loans                          0             592
Other Real Estate                                  114             114
                                            ---------------------------

  Total Nonperforming Assets                       114             706


Loans past due 90 days or
  more and accruing interest                        82           1,187
                                            ---------------------------

  Total Nonperforming Assets and
    Loans past due 90 days or more                $196          $1,893
                                            ===========================


Total Loans at Period End (1)                   60,364          58,993
Allowance for Loan Losses                          646             690
Total Assets                                   114,534         117,267



Asset Quality Ratios:

Allowance for Loan Losses to
   Period end Loans                              1.07%           1.17%

Allowance for Loan losses to
  Nonperforming Loans (Multiple)                  N/A  X          1.17 X

Total Nonperforming Loans
  to Total Loans                                 0.00%           1.00%

Total Nonperforming Assets to
  Total Assets                                   0.10%           0.60%

Nonperforming Assets to Total
  Loans plus Other Real Estate                   0.19%           1.19%

Nonperforming Assets and Loans Past
  Due 90 days or more to Total Loans
  and Other Real Estate                          0.32%           3.20%


(1)  Total loans are reported net of unearned income.

ASSET LIABILITY MANAGEMENT

Liquidity and Interest Rate Sensitivity Analysis

     The primary functions of asset/liability management are to maintain adequate levels of liquidity while minimizing fluctuations in net interest margin as a percentage of total assets.

     At September 30, 2000, cash equivalents and securities available-for-sale totaled $45.7 million compared to $49.3 million recorded at December 31, 1999. The cash flows from the securities and loan portfolios are relatively predictable and satisfy the Bank's need for liquidity. To further satisfy liquidity needs, the Bank maintains lines of credit with the Federal Home Loan Bank of Atlanta and federal funds facilities with its correspondent banks.

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

     The data in Table 5 reflects repricing or expected maturities of various assets and liabilities at September 30, 2000. This gap represents the difference between interest-sensitive assets and liabilities in a specific time interval. Interest sensitivity gap analysis presents a position that existed at one particular point in time, does not take into consideration potential cash flows and assumes that assets and liabilities with similar repricing characteristics will reprice to the same degree. Therefore, the Company's static gap position is not indicative of the impact of changes in interest rates on net interest income. Therefore, in addition to the traditional "static gap presentation" Table 5 also presents interest sensitivity on an adjusted basis using Beta adjustments. Essentially, the Beta adjustments recognize that assets and liabilities do not reprice to the same degree. The Beta adjustments reflect the tendency for movements in deposit rates to lag movements in open market rates. On a cumulative one-year basis at September 30, 2000, the Company had a liability sensitive adjusted gap of $17.8 million.

Interest Rate Gap Analysis
(Dollars in thousands)
Table 5

                                                                           September 30, 2000
                                              -------------------------------------------------------------------------

                                                     1-90             91-180        181-365          1-5        Over 5
INTEREST-SENSITIVE ASSETS:                           Days              Days           Days          Years        Years
-----------------------------------------------------------------------------------------------------------------------
  Federal Funds Sold                                   $325              $0             $0             $0           $0
  Securities                                            494             488            942          9,867       32,707
  Loans Maturing                                        808           1,746          2,619         15,439        7,218
  Loans Repricing                                    19,985           1,654          2,714          5,029        1,569
  Credit Card Receivables                             1,638               0              0              0            0
                                              -------------------------------------------------------------------------

    Total                                           $23,250          $3,888         $6,275        $30,335      $41,494
                                              -------------------------------------------------------------------------

    Cumulative Totals                               $23,250         $27,138        $33,413        $63,748     $105,242
                                              -------------------------------------------------------------------------

INTEREST-SENSITIVE LIABILITIES:
----------------------------------

  Certificate of Deposits & CD IRA's                  8,498           5,665         18,440         24,781           15
  Savings Accounts & Savings IRA's                    4,452               0              0              0            0
  Interest Checking Accounts                         11,219               0              0              0            0
  Money Market Deposit Accounts                      16,485               0              0              0            0
  Sweep Accounts                                      3,812               0              0              0            0
  FHLB - Advances                                     1,000               0              0              0            0
  Other                                               2,456               0              0              0            0
                                              -------------------------------------------------------------------------

    Totals                                          $47,922          $5,665        $18,440        $24,781          $15
                                              -------------------------------------------------------------------------

    Cumulative Totals                               $47,922         $53,587        $72,027        $96,808      $96,823
                                              -------------------------------------------------------------------------

      Gap                                           (24,672)         (1,777)       (12,165)         5,554       41,479
                                              =========================================================================

      Cumulative Gap                               ($24,672)       ($26,449)      ($38,614)      ($33,060)      $8,419
                                              =========================================================================


Adjustments:
 Beta Adjustments
   Interest Checking (beta factor .30)                7,853
   Savings accounts (beta factor .30)                 3,116
   Money Market Accounts (beta factor .40)            9,891


                                              -------------------------------------------------------------------------
Cumulative Adjusted Gap                             ($3,811)        ($5,588)      ($17,753)      ($12,199)     $29,280

                                              =========================================================================

As Reported Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilities (Cumulative):                   48.52%          50.64%         46.39%         65.85%      108.70%

Cumulative Gap/Total Assets                         -21.54%         -23.09%        -33.71%        -28.86%        7.35%

Beta Adjusted Information:

Interest-Sensitive Assets/Interest-
Sensitive Liabilities (Cumulative):                   85.92%          82.92%         65.30%         83.94%      138.55%

Cumulative Gap/Total Assets                          -3.33%          -4.88%        -15.50%        -10.65%       25.56%

                                GRANDBANC, INC.
                                  FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K.

          A.   Exhibits

               (10.1) Waiver and Consent Agreement by and among GrandBanc,
                      Inc., GrandBank and Steven K. Colliatie.*

               (10.2) Employment Agreement by and between GrandBanc, Inc.,
                      GrandBank and Steven K. Colliatie.*

                 (11) "Computation of Earnings per Common Share" is presented as
                      Note 7 on Page 9.

                 (27) Financial Data Schedule: Filed herewith.

          *    Compensatory Contract.

          B.   Reports on Form 8-K

               On October 11, 2000, the Company filed a Form 8-K with respect to
          Item 5 announcing that it had entered into an Agreement and Plan of Merger with Century Bancshares, Inc.

          The Agreement sets forth the terms of a strategic business combination in which each outstanding share of GrandBanc, Inc. common stock, par value $0.10 per share, would be exchanged for 0.3318 shares of Century Bancshares common stock, par value $1.00 per share.

     GRANDBANC, INC.

                                  FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000



                                  SIGNATURES
                                  ----------

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           GRANDBANC, INC.
                                           (Registrant)




Date: November 9, 2000                       /s/ Steven K. Colliatie
      ----------------                     -------------------------------------
                                           Steven K. Colliatie
                                           President and Chief Executive Officer




Date: November 9, 2000                       /s/ Domingo Rodriguez
      ----------------                     -------------------------------------
                                           Domingo Rodriguez
                                           Executive Vice President and
                                           Chief Financial Officer